Form 10-K
period 2010-12-31
PRIMEDIA INC
filed 2011-03-07
CIK 884382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company    Yes  ☐    No  ☒

The aggregate market value of the voting common equity of PRIMEDIA Inc. (“PRIMEDIA”) which is held by non-affiliates of PRIMEDIA, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010, was approximately $50.8 million. The registrant has no non-voting common stock.

As of February 28, 2011, 44,272,064 shares of PRIMEDIA’s Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference: Part III of this Report on Form 10-K incorporates information by reference from the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders. The definitive Proxy Statement will be filed within 120 days of the end of the fiscal year ended December 31, 2010.

PRIMEDIA Inc.

Annual Report on Form 10-K

December 31, 2010

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

This document contains “forward-looking statements”—that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. For us, particular uncertainties which could adversely or positively affect our future results include, among others: general economic trends and conditions and, in particular, trends and conditions in the apartment and other rental property and new home sales sectors of the residential real estate industry; changes in technology and competition; implementation and results of our ongoing strategic initiatives; demand by customers for our services; expenses or adverse results of litigation; changes in U.S. federal tax laws; and numerous other matters of national, regional and local market scale, including those of a political, economic, business, competitive and regulatory nature. In addition, the results and impact of our January 2011 announcement that we are exploring strategic alternatives, including the possible sale of the Company, could affect our actual future results and cause such results to differ from those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

We are a targeted media company that provides consumers with the information and tools they need to find a place to live. Our consumer directories are targeted primarily for the apartment and other rental property sectors of the residential real estate industry, as well as selected new home markets, and are provided free to consumers through online, print and mobile platforms. We derive advertising revenue by providing our advertiser clients—property management companies, private owner/landlords, new home builders and real estate professionals—with products and services that generate measurable results in the form of cost-effective, quality leads.

Our principal digital assets include ApartmentGuide.com, Rentals.com, RentalHouses.com, NewHomeGuide.com and AmericanHomeGuides.com. According to comScore Media Metrix, our Apartments/Rentals Network of Sites averaged 3.8 million monthly unique visitors and over 6.6 million monthly unique visits during 2010. The average monthly number of leads we produce for our advertisers has grown by over 25% year over year, and leads derived from our online and mobile services now represent more than 80% of the total leads we deliver to our advertiser clients.

We produce printed directories for 75 markets and distribute them through display rack programs, many of which are on an exclusive basis, with large national and regional retail chains, including grocery, drug, convenience, video, fitness and mass merchandise retailers. In 2010, we distributed printed directories to approximately 21,000 retail and other locations.

Over the past several years, we have aggressively divested assets no longer part of our core businesses. Our continuing operations are currently comprised solely of what we have described historically as our Consumer Guides segment.

In January 2011, we announced that we are exploring strategic alternatives, including a possible sale of the Company. We have not set a definitive timetable for completing exploration of strategic alternatives, and there can be no assurance that the process will result in any transaction. We do not expect to make further disclosures with respect to this process while it is continuing.

Apartments

Our Apartments division comprised approximately 93.3% of our advertising revenue for 2010 and 93.7% of our advertising revenue for fourth quarter 2010.

Apartment Guide

Thirty-six years old, Apartment Guide, our flagship brand and largest business, delivers apartment and apartment community rental information to consumers through a combination of Internet, print and mobile products and services. ApartmentGuide.com offers many premium features, including flexible search functionality, detailed photos and floorplans, virtual tours, as well as detailed information on metro areas and neighborhoods. Our ApartmentGuide.com mobile platform continues to expand through launches of iPhone® and Android™ applications, which together have generated over one million downloads.

We currently produce 77 Apartment Guide printed directories in 75 markets, averaging over 15,000 apartment community listings in print—over 40% more listings than our nearest print competitor within these markets. Most of our Apartment Guide printed directories are published bi-monthly.

Apartment Guide advertising revenue is generated primarily from property management companies that manage larger apartment communities (generally in excess of 50 units) that experience ongoing vacancies. A majority of our 2010 revenue was derived from contracts at least 12 months in duration, and a majority of these contracts were renewed when they expired. In 75 of our local markets, clients may purchase integrated media packages, which include online, mobile and print advertising. However, as we continue to pursue enhancements to our product portfolio and market segment expansion to grow our customer count, we are providing more flexibility to clients, based on specific markets and market segments, to purchase more customized mixes of products, product features and services on a stand-alone or package basis.

Apartment Guide’s national competitors include Rent.com (owned by eBay), Apartments.com (owned by Classified Media Ventures), For Rent (published by Dominion Enterprises), Apartment Finder (published by Network Communications Inc.) and, to a lesser extent, Move.com (owned by Move, Inc.).

Rentals.com

Rentals.com is a comprehensive real estate rental site with one of the largest collections of single-unit rental property listings on the Internet. The Rentals.com Network of Sites, which includes Rentals.com and RentalHouses.com, averages approximately 27,000 listings of single-family homes, townhomes, condos and smaller apartment communities, as well as select inventory of apartments from ApartmentGuide.com. Our advertiser clients use Rentals.com and RentalHouses.com to list their rental vacancies, including through the self-provisioning feature of the website we call the “Ad Store,” and peruse the expert advice and tips on managing their rental properties. A majority of our customers are derived from the Ad Store, while a majority of our listings are derived from property management companies.

Advertising revenue is generated primarily from private owner/landlords, investors and property managers that own or manage single-unit rental properties or smaller apartment communities (generally less than 50 units) that experience vacancies intermittently. Listings on the Rentals.com and RentalHouses.com Network of Sites are generally purchased on a monthly basis, though longer-term packages are available for property management company clients. In some of its markets, advertisers purchase basic and premium listings. In other markets, basic listings are provided free of charge, with premium upgrades available for charges that vary by category and market.

Competitors of Rentals.com and RentalHouses.com include craigslist.org (owned by craigslist, Inc.), HomeRentals.net (owned by RealEIS, LLC), RentalHomesPlus.com (owned by Classified Ventures LLC), Move.com (owned by Move, Inc.) and, to a lesser extent, traditional newspapers.

New Homes

Our New Homes division, comprising approximately 6.7% of our advertising revenue for 2010 and 6.3% of our advertising revenue for fourth quarter 2010, provides display and classified advertising for new home builders to showcase product and inventory on a national and local basis through a network of home-related websites, including NewHomeGuide.com, AmericanHomeGuides.com, NewHomeDirectory.com, FloridaGuide.com, and many others specific to states and metropolitan areas with significant home building activity. In 2010, New Homes produced 19 printed directories, averaging over 1,700 new home community listings in print. New Homes printed directories generally are published bi-monthly.

New Homes advertising revenue is generated primarily from new home builders and advertising agencies representing new home builders. Most of our clients purchase integrated media packages that include online, mobile and print advertising, though our products and services are offered nationwide on a stand-alone or package basis.

Our New Homes division competes primarily with national competitors such as Move.com (owned by Move, Inc.), New Home Finder (published by Network Communications, Inc.), Housing Guide of America (owned by a consortium of local and regional magazine publishers), newhomesource.com (owned by Builder Homesite, Inc.), the iNest real estate brokerage (owned by Lending Tree, LLC) and, to a lesser extent, traditional newspapers.

Distribution

In 2010, our distribution function, DistribuTech, distributed free publications, including PRIMEDIA’s directories and over 2,100 third-party titles, flyers and special piece advertising materials, to approximately 21,000 retail and other locations, in 38 states and Washington, D.C. DistribuTech maintains display rack programs, many of which are on an exclusive basis, which we refer to as retail display allowances, or RDAs, with several large national and regional retail chains. The free directories are typically displayed in free-standing, multi-pocket racks located in high-visibility, high-traffic locations at the entrance or exit of these locations.

The primary function of DistribuTech is to ensure priority placement for PRIMEDIA’s directories through RDAs and to reduce our overall distribution costs through revenue from third-party customers who pay DistribuTech for distribution services. Over the past three years, we have experienced substantial declines in revenue from third-party DistribuTech customers that have scaled back or ceased operations or that are providing an Internet-only product. In addition, historically, we have paid substantial premiums for the exclusive nature of many of our RDAs, which has contributed to relatively high fixed costs within this function.

Beginning in 2008, we undertook strategic initiatives to significantly reduce the cost structure of our distribution function, including the relatively high costs of RDAs. During 2010, we implemented a plan to further reduce our ongoing distribution costs arising from RDAs that were underperforming. As a result of these initiatives, our distribution costs decreased from $85.2 million in 2008 to $60.9 million in 2009 and to $40.0 million in 2010. We intend to continue aggressively reducing our distribution cost structure.

Our overall distribution strategy is to reduce our print distribution costs as we devote greater resources to opportunities for growth that digital media present and eliminate less effective distribution locations, while focusing our efforts on retaining and servicing locations that produce the best results for PRIMEDIA’s advertisers in terms of leads. We intend to move to a smaller, more efficient distribution model that primarily relies on third-party distribution services, in combination with more limited internal resources, to deliver our printed directories.

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

Production and Fulfillment

We provide most of the content for our websites, but we outsource some technology, production and content. All of our printed directories are printed and bound by independent printers. The principal raw material used in our printed directories is paper, which is purchased from merchants. In 2010, paper prices increased as the year progressed. We expect paper costs to increase slightly in 2011.

Sales and Marketing

Because our directories are free to users, we compete for audience on the basis of the relevance and usefulness of our search results and the features, availability and ease of use of our tools and information. Our websites are marketed to end users through our printed directories and through search engine optimization, e-mail marketing and online advertising, which we purchase on a non-exclusive basis with companies such as Google, MSN, Yahoo!, Advertising.com and others. We monetize visits to our websites through various advertising revenue formats, such as flat fees, cost per action, cost per impression and cost per click, which comprise the substantial majority of our advertising revenue.

We sell our advertising products and services to our advertiser clients through our direct sales force. Our sales force is comprised currently of approximately 370 sales people. The sales force is generally organized vertically, focusing on specific categories and product lines, and by market. Generally, sales people are responsible for developing new accounts and servicing existing customers. Most of our sales people live in the market they serve. We also maintain an in-house telemarketing sales force, supplemented by local and regional support in the field, which focuses on specific customer segments within markets.

Our marketing personnel conduct a variety of marketing programs designed to raise the general awareness of our businesses, generate leads for the sales organization and promote our various product lines. These programs include participation in trade shows and industry trade groups, public relations, digital/online promotion, advertising and production of collateral literature.

In 2010, more than 72% of our Internet audience was generated through non-paid sources, such as repeat visitation, word-of-mouth, natural search and public relations. We selectively utilize paid-marketing sources, such as search engine marketing, affiliate relationships and co-branded partner deployments.

One of our individual advertisers comprised 1.4% of our total revenue in 2010, while another comprised 1.3%. All of our other individual advertisers comprised less than 1.0% of our total revenue in 2010.

Employees

During 2010, our overall headcount declined by approximately 14.3%, primarily due to the elimination of certain administrative and support positions as a result of automation and consolidation of functions. Our sales force headcount also declined by 17.8%. As of December 31, 2010, we had approximately 815 employees, of which approximately 70 were part-time, compared to approximately 900 employees at the end of 2009, of which approximately 20 were part-time. Our employees are not represented by any collective bargaining agreements. We consider our relations with our employees to be good.

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

Discontinued Operations

Over the past several years, we have aggressively sought to divest assets no longer part of our current core businesses. Details about our divestitures during the year ended December 31, 2008 are as follows:

	Year of Inclusion in Discontinued Operations	Basis for Inclusion in Discontinued Operations		Consideration		Pre-tax Gain on Disposition Recognized During the Year Ended December 31, 2008
Segment, Group or Division			Year of Disposition	Form	Amount
					(Dollars in thousands)
PRIMEDIA Healthcare (part of Education segment), a medical education business(1)	2006	Announcement of active pursuit of sale of segment	2008	Cash	$200	$132

Enthusiast Media segment(2)	2007	Sale of segment	2007	Cash	1,177,900	651

Auto Guides division(3)	2007	Announcement of intent to sell or shut down operations of division	2008	Cash	2,100	42

(1)	Remaining operations were shut down, resulting in a loss of approximately $0.4 million.

(2)	Final adjustments, including the recording of additional gain, were made in 2008, resulting in payment of approximately $4.4 million to acquirer.

(3)	Remaining operations were shut down, resulting in a loss of approximately $0.8 million.

There was no pre-tax gain or loss on disposition recognized during the years ended December 31, 2010 and 2009.

As of December 31, 2010 and 2009, there were no assets or liabilities of businesses held for sale.

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

Available Information

We maintain a website located at www.primedia.com on which, among other things, we make available, free of charge, various corporate governance materials and reports that we file or furnish to the United States Securities and Exchange Commission (“SEC”). Our Corporate Governance Guidelines, Code of Ethics, and charters for each of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, are all provided on this website. We will post any waivers of our Code of Ethics granted to any of our directors or executive officers on the “Investor Relations” portion of this website. Our reports and other filings, including, without limitation, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all other documents, including amendments thereto, filed with or furnished to the SEC, are made available as soon as practicable after their receipt by the SEC. We are not incorporating the information on our website into this Report, and our website and the information appearing on our website are not included in, and are not part of, this Report.

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

The results and impact of our announcement that we are exploring strategic alternatives cannot be determined.

In January 2011, we announced that we are exploring strategic alternatives, including a possible sale of the Company. There can be no assurance that our review of strategic alternatives will result in any agreement or transaction, or that if an agreement is executed, that a transaction will be consummated. We do not intend to disclose developments with respect to this process while it is continuing. The process of exploring strategic alternatives may be disruptive to our business operations, create uncertainties with current and potential customers, employees and business relationships, which could affect our business, financial condition or results of operations. In addition, the market price of our stock may be volatile as we consider strategic alternatives, and volatility may persist or be increased if and when a decision to pursue a particular alternative (or no alternative) is announced.

Affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) have control of a majority of our outstanding common stock and have the power to elect all the members of our Board of Directors and to approve any action requiring stockholder approval, including potentially any strategic alternatives discussed above.

As of February 28, 2011, approximately 58.8% of the outstanding shares of our common stock were held by investment partnerships of which KKR Associates, L.P. and KKR GP 1996 LLC are the general partners. KKR Associates and KKR GP 1996 have sole voting and investment power with respect to these shares.

Consequently, KKR Associates, L.P. and KKR GP 1996 LLC and their respective general partners and members, including those on our Board of Directors, control us and have the power to elect all of our directors and approve any action requiring stockholder approval, including adopting amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. KKR Associates, L.P. and KKR GP 1996 LLC will also be able to prevent or cause a change of control at any time.

Our stock price is volatile.

Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. Volatility can arise as a result of a number of the factors discussed in this “Risk Factors” section, as well as divergence between our actual or anticipated financial results and published expectations of analysts; announcements that we, our competitors or our customers may make; and the relatively small portion of our outstanding shares that is in the hands of public investors, as opposed to our officers, directors and controlling-interest investors. In addition and as also discussed above, the market price of our stock may be volatile as we consider strategic alternatives, and volatility may persist or be increased if and when a decision to pursue a particular alternative (or no alternative) is announced.

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

Our new homes division depends on the new home sales sector of the residential real estate industry, which is cyclical.

Approximately 6.7% of our 2010 advertising revenue was generated from sales of advertising products to new home builders in the residential real estate industry. This sector, which is cyclical, directly affects the success of our New Homes division. The return on investment for our new home builder advertisers depends on the success rate of actual sales that are closed in comparison to the advertising expenses paid. If our advertisers experience lower return on investment because actual sales decline for reasons beyond our control, they tend to decrease their advertising budget, which adversely affects our revenue.

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

The markets for our products and services are highly competitive.

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

The majority of our current product offerings are built upon integrated media packages that feature online, mobile and print components. However, we are continuing to aggressively develop and market our online products and services, and we could experience a decline in advertising revenue if we are unable to migrate clients that have a preference for our print advertising to our website offerings in volumes or at rates sufficient to offset declines in print advertising.

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

•	maintaining appropriate levels of advertising rates on our websites, which will depend, in part, on the market position of our brands;
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

Even if we continue to develop our digital products and services, we may not be successful in generating or increasing revenue from these products or services due to increasing competition and economic conditions, and our business, financial condition and prospects would be adversely affected.

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

NOLs may be utilized to offset federal and state taxable income in future years and reduce income taxes otherwise payable on such taxable income, subject to certain adjustments. The Internal Revenue Service (“IRS”) or state taxing authorities could challenge the amount of the NOLs, which could result in increases in future income tax liabilities. Based on current federal and state corporate income tax rates, our NOLs could provide a benefit to us, if fully utilized, of significant future tax savings. However, if we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOLs permanently. Our inability to utilize available NOLs could require us to pay substantial additional federal and state taxes and interest, which may adversely affect our liquidity and financial position.

Future legislation may result in our inability to realize the tax benefits of our NOLs.

It is possible that legislation or regulations will be adopted in the future that would limit our ability to use the tax benefits associated with our aggregate federal NOLs of approximately $445.9 million.

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

We have relationships with several financial institutions as lenders under our credit facility and engage in transactions with other counterparties in the financial services industry. Defaults by, or even rumors or questions about, financial institutions or the financial services industry generally, could result in losses or defaults by these institutions. As a result of Lehman Brothers, Inc. ceasing to be a participating lender in our credit facility, the total capacity under our revolving credit facility was reduced by $12.0 million to $88.0 million in 2009. In the event that the volatility of the financial markets further adversely affects financial institutions that are lenders under our credit facility, we may be unable to access our credit facility or complete financing transactions as intended, which could adversely affect our revenue and results of operations.

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

Management has identified certain accounting policies and estimates as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning revenue, recognizing an expense, recovering an asset or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty of estimates about these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements contained elsewhere in this Report for more information.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information with respect to our principal locations as of December 31, 2010. These properties were leased by us initially for use in our operations, but as a result of divestitures and consolidations, certain of these properties are now subleased to third-party tenants; only the Norcross location is used in our current operations.

Principal Locations	Principal Use	Approximate Rentable Square Feet (“RSF”)	Type of Ownership Expiration Date of Lease

Norcross, GA 3585 Engineering Drive	Executive and administrative offices	86,600	Lease expires in 2016

Carrollton, TX 4101 International Parkway	Sublease	201,180	Lease expires in 2014; 71,484 RSF sublet as of December 31, 2010

New York, NY 1440 Broadway	Sublease	170,700	Lease expires in 2015; fully sublet as of December 31, 2010

New York, NY 261 Madison	Sublease	72,100	Lease expires in 2017; 70,633 RSF sublet as of December 31, 2010

Of the total of approximately 1.0 million rentable square feet currently under lease, approximately 0.4 million rentable square feet are fully subleased to third parties. We consider the locations presently used by us for our operations to be adequate for our present needs. If we are forced for any reason to vacate any of our facilities due to lease expirations or any other reasons, we believe that equally suitable alternative locations are available on equally favorable terms in all of the locations where we do business.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

Our current executive officers are:

Corporate Officers
Dean B. Nelson Chairman of the Board Age: 52	Mr. Nelson became Chairman of the Board in 2003 and also served as President and Chief Executive Officer from October 2005 to September 2007. He has served as the Chief Executive Officer of Capstone Consulting LLC, a strategic consulting firm, since March 2000.

Charles J. Stubbs President and Chief Executive Officer Age: 38	Mr. Stubbs has served as President and Chief Executive Officer since 2008. From November 2004 to May 2008, he was the President and CEO of YellowPages.com. Prior to that time, Mr. Stubbs served as President of BellSouth IntelliVentures, the electronic media division of BellSouth Advertising and Publishing Group. Before joining BellSouth, Mr. Stubbs was Executive Vice President of Infospace, a Bellevue, Washington-based entity that develops and markets Internet and wireless solutions for wireless operators and content sites.

Kim R. Payne Senior Vice President and Chief Financial Officer Age: 42	Ms. Payne has served as Chief Financial Officer since 2007. Previously, she had served as Chief Financial Officer of our operating subsidiary since August 2006. She joined us as an accountant in 1991 and during her tenure has served in various finance management roles at our operating subsidiary, including Financial Analyst, Director of Analysis and Planning, and Vice President of Finance.

Arlene Mayfield Senior Vice President and President, Apartment Guide and New Home Guide Age: 48	Ms. Mayfield has served as Senior Vice President since 2007 and President of the Apartment Guide and New Home Guide businesses since 2005 and 2008, respectively. Previously, she had served as Vice President of the New Home Guide from September 2003 through October 2005. She began her career with us in 1993 as the Publisher of the Albuquerque Apartment Guide. Ms. Mayfield was promoted to Publisher of the Orlando Apartment Guide in 1997 and subsequently to Regional Director for the Eastern Region in 1999.

Keith L. Belknap, Jr. Senior Vice President, General Counsel and Secretary Age: 53	Mr. Belknap has served as Senior Vice President, General Counsel and Secretary since 2007. Mr. Belknap is responsible for oversight of our legal and corporate and business development functions. From February 2006 through March 2007, he served as Assistant General Counsel of PPG Industries, Inc. From April 2003 through February 2006, he served as a Principal Counsel to Georgia-Pacific Corporation. Prior to April 2003, Mr. Belknap was Counsel at Skadden, Arps, Slate, Meagher & Flom LLP.

J. Michael Barber Senior Vice President and Chief Accounting Officer Age: 44	Mr. Barber has served as Chief Accounting Officer since 2008. Prior to joining us in October 2007, Mr. Barber served as Executive Vice President and Chief Accounting Officer of HomeBanc Corp. from September 2004 through October 2007. HomeBanc Corp. filed for bankruptcy protection in August 2007. From 2001 to August 2004, he served as Senior Vice President/Manager of Accounting Policy and Reporting with Union Planters Corp., a bank holding company. Prior to 2001, Mr. Barber was a Senior Manager in the banking practice of PricewaterhouseCoopers LLP. Mr. Barber is a certified public accountant.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE under the ticker symbol “PRM.” As of February 28, 2011, there were 637 holders of record of our common stock. The following table sets forth, for the quarterly periods indicated, the high, low and closing sales prices per share of our common stock as quoted on the NYSE at the end of regular trading, as well as the cash dividends declared per share of common stock:

	Stock Prices			Cash Dividends Declared per Share
2010 Quarters Ended	High	Low	Close
March 31	$4.16	$2.48	$3.44	$0.07
June 30	3.88	2.92	2.93	0.07
September 30	3.84	2.52	3.80	0.07
December 31	5.37	3.60	4.20	0.07
	Stock Prices			Cash Dividends Declared per Share

2009 Quarters Ended	High	Low	Close

March 31	$3.00	$1.60	$2.47	$0.07
June 30	4.05	1.80	2.01	0.07
September 30	3.25	1.72	2.52	0.07
December 31	4.29	2.36	3.61	0.07

Dividends

Our bank credit facilities impose certain limitations on the amount of dividends permitted to be paid on our common stock. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital and Other Resources—Financing Arrangements.”

We announced on March 3, 2011 that our Board of Directors had authorized a regular quarterly cash dividend of $0.07 per share of common stock, payable on or about March 23, 2011, to stockholders of record on March 14, 2011. We currently expect that we will continue to pay a regular quarterly dividend, at the discretion of our Board of Directors.

Equity Compensation Plan Information

Information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders. The definitive Proxy Statement will be filed within 120 days of the end of the fiscal year ended December 31, 2010.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

Issuer Purchases of Equity Securities

In 2008, our Board of Directors authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to $5.0 million of our common stock. The Repurchase Program expired on December 31, 2010. Under the terms of the Repurchase Program, we repurchased shares in open market purchases or through privately negotiated transactions. To the extent repurchases were made, cash on hand was used to fund such repurchases. As of December 31, 2008, we had not repurchased any shares under the Repurchase Program. However, during the three months ended March 31, 2009, we repurchased 0.2 million shares of our common stock for approximately $0.4 million at a weighted-average price (including brokerage commissions) of $1.79 per share. We did not repurchase any additional shares of our common stock during 2009 or 2010. The reacquired shares have been designated as treasury shares.

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

The graph below compares the cumulative total stockholder return of our Common Stock with the cumulative total return of the S&P 500 Index and two different customized peer groups, the “Old Peer Group” and the “New Peer Group,” for the period commencing December 30, 2005 and ending December 31, 2010. The Old Peer Group is comprised of Move, Inc., Martha Stewart Living Omnimedia, Inc., The Knot, Inc. and Market Leader, Inc. The New Peer Group is comprised of Move, Inc., Martha Stewart Living Omnimedia, Inc., The Knot, Inc., Market Leader, Inc. and LoopNet, Inc. We elected to change our peer group because we believe the addition of LoopNet, Inc. in the New Peer Group provides a more relevant comparison to our business model and industry than the Old Peer Group. The graph assumes that $100 was invested in our Common Stock, in the index and in each of the peer groups on December 30, 2005 and that all dividends were reinvested on a quarterly basis.

	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10
PRIMEDIA Inc.	$100	$105	$101	$28	$52	$66
S&P © 500	100	114	118	72	89	101
Old Peer Group (4 Stocks)	100	127	66	33	41	44
New Peer Group (5 Stocks)	100	124	74	37	48	52

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data were derived from the audited consolidated financial statements. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this Report.

PRIMEDIA INC. AND SUBSIDIARIES

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share amounts)
Operating Data:
Revenue, net	$232,218	$257,931	$304,105	$314,800	$307,929
Depreciation and amortization of property and equipment	12,845	13,256	14,475	12,612	11,501
Amortization of intangible assets	5,093	2,970	2,870	3,492	3,286
Interest expense	11,313	15,670	19,338	77,660	126,940

Income (loss) from continuing operations	$19,625	$4,540	$49,027	$(55,678)	$(65,114)
Discontinued operations, net of tax	(1,361)	(1,052)	10,441	547,123	103,344
Cumulative effect of change in accounting principle, net of tax(1)	—	—	—	—	22

Net income	18,264	3,488	59,468	491,445	38,252

Income applicable to common stockholders	$18,264	$3,488	$59,468	$491,445	$38,252

Basic and diluted income (loss) applicable to common stockholders per common share(2):
Income (loss) from continuing operations	$0.44	$0.10	$1.11	$(1.26)	$(1.48)
Discontinued operations	(0.03)	(0.02)	0.24	12.40	2.35
Cumulative effect of change in accounting principle(1)	—	—	—	—	0.00

Income applicable to common stockholders	$0.41	$0.08	$1.35	$11.14	$0.87

Dividends declared per share of common stock	$0.28	$0.28	$0.28	$2.15	$—

Basic common shares outstanding (weighted-average)(2)	44,195,208	44,124,538	44,176,398	44,118,943	43,997,665

Diluted common shares outstanding (weighted-average)(2)	44,437,845	44,214,003	44,197,590	44,118,943	43,997,665

Balance Sheet Data:
Goodwill and intangible assets, net	$144,879	$149,972	$152,942	$155,712	$862,025
Total assets	212,732	239,729	286,154	256,864	1,254,329
Long-term debt(3)	205,283	222,349	245,531	247,575	1,316,959

Notes to Selected Financial Data

(1)	Effective January 1, 2006, we adopted GAAP related to the accounting for share-based payments, using the modified prospective method. Prior to the adoption of this statement, we expensed the fair value of stock-based compensation for all grants, modifications or settlements made on or after January 1, 2003 in accordance with GAAP, which was adopted on January 1, 2003 using the prospective method. Upon adoption, we were also required to expense the fair value of any awards that were granted prior to January 1, 2003 and that were not fully vested as of January 1, 2006. The cumulative effect of adopting this change in accounting principle was less than $0.1 million, which is included in the results of operations for the year ended December 31, 2006.

(2)	Income (loss) per common share has been determined based on income (loss) applicable to common stockholders, divided by the weighted-average number of common shares outstanding for all years presented.

The following are securities that could potentially dilute basic income per share in the future:

	December 31,
	2010	2009	2008	2007	2006
Warrants	1,645,000	1,645,000	1,645,000	1,645,000	1,645,000
Stock options	1,759,095	1,833,345	2,706,344	3,192,865	3,602,504
Shares of restricted stock	774,170	219,855	415,634	19,763	62,409

For the years ended December 31, 2010, 2009, 2008, 2007 and 2006, the following potentially dilutive securities were not included in the weighted-average number of common shares outstanding used in the computation of diluted income per common share:

	Years Ended December 31,
	2010		2009		2008		2007		2006
Warrants	1,645,000	(a)	1,645,000	(a)	1,641,915	(a)	1,645,000	(c)	1,645,000	(c)
Stock options	1,788,459	(a)	2,484,615	(a)	3,394,845	(a)	3,316,297	(c)	3,663,715	(c)
Shares of restricted stock	642,551	(b)	429,903	(b)	310,830	(b)	38,513	(c)	112,959	(c)

(a)	Excluded because the strike price was greater than the average market price of the Company’s common stock during the period, and the inclusion would be anti-dilutive or the calculation under the treasury stock method resulted in no additional diluted shares.

(b)	Excluded because either the performance goals related to the shares were not met at the end of the period or the calculation under the treasury stock method resulted in no additional diluted shares.

(c)	Excluded because the effect of inclusion would be anti-dilutive due to the Company’s loss from continuing operations.

(3)	Excludes current maturities of long-term debt.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis summarizes our financial condition and operating performance and should be read in conjunction with our historical consolidated financial statements and notes thereto included elsewhere in this Report.

Executive Summary

Our Company

We are a targeted media company that provides consumers with the information and tools they need to find a place to live. Our consumer directories are targeted primarily for the apartment and other rental property sectors of the residential real estate industry, as well as selected new home markets, and are provided free to consumers through a combination of online, print and mobile platforms. We derive advertising revenue by providing our advertiser clients—property management companies, private owner/landlords, new home builders and real estate professionals—with products and services that generate measurable results in the form of cost-effective, quality leads.

Our principal digital assets include ApartmentGuide.com, Rentals.com, RentalHouses.com, NewHomeGuide.com and AmericanHomeGuides.com. According to comScore Media Metrix, our Apartments/Rentals Network of Sites averaged 3.8 million monthly unique visitors and over 6.6 million monthly unique visits during 2010. The average monthly number of leads we produce for our advertisers has grown by over 25% on a full year basis, and leads derived from our online and mobile services now represent more than 80% of the total leads we deliver to our advertiser clients.

We produce printed directories for 75 markets and distribute them through display rack programs, many of which are on an exclusive basis, with large national and regional retail chains, including grocery, drug, convenience, video, fitness and mass merchandise retailers. In 2010, we distributed printed directories to approximately 21,000 retail and other locations.

Fiscal 2010 Fourth Quarter Results

	Three Months Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2010	2009
	(Dollars in thousands, except per share data)
Total revenue, net	$55,834	$61,253	$(5,419)	(8.8)%
Provision for income taxes	(3,594)	(3,535)	(59)	(1.7)

Income from continuing operations	6,026	7,469	(1,443)	(19.3)
Discontinued operations, net of tax	231	3,679	(3,448)	(93.7)

Net income	$6,257	$11,148	$(4,891)	(43.9)

Total revenue, net decreased due to a $3.8 million decrease in Apartments advertising revenue, a $0.6 million decrease in New Home advertising and a $1.1 million decrease in distribution revenue. The decrease in revenue was primarily due to a 13.0% decrease in revenue per apartment community served in our Apartment Guide business, which was partially offset by a 5.3% increase in communities served. The decrease in New Homes advertising revenue was due to a 20.7% decrease in revenue per community served, partially offset by a 6.0% increase in new home communities served. The decrease in distribution revenue was due to a 14.4% decrease in the number of pockets sold in our display racks, due largely to the reduction in retail locations serviced, and a 0.5% decrease in the average revenue per pocket.

Income from continuing operations decreased primarily due to lower revenue of $5.4 million, partially offset by decreases of $4.0 million in total expenses in 2010, primarily in distribution and circulation and cost of goods sold.

Net income decreased due to the factors above as well as a $3.4 million decrease in discontinued operations, net of tax, which was the result of a benefit recorded in 2009 from our estimated liability for certain tax-related contingencies, primarily due to the lapsing of the statutes of limitations.

2010 Summary Consolidated Results

	Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2010	2009
	(Dollars in thousands, except per share data)
Total revenue, net	$232,218	$257,931	$(25,713)	(10.0)%
Provision for income taxes	(12,501)	(2,098)	(10,403)	(495.9)

Income from continuing operations	19,625	4,540	15,085	332.3
Discontinued operations, net of tax	(1,361)	(1,052)	(309)	(29.4)

Net income	$18,264	$3,488	$14,776	423.6

Business Trends and Outlook

The continuing deterioration in the economy generally and in the conditions in the residential real estate industry in particular have resulted in relatively higher occupancy levels and lower effective rent levels on a national basis. Though local market conditions vary, our advertisers generally have responded to these conditions with shifts in marketing strategies and budget cuts, which have depressed and may continue to depress our advertising revenue. As we look ahead, we believe advertisers will continue to be cautious with their budgets, focusing more on total advertising spend than on ROI, and advertising revenue is likely to continue to be challenged into 2011.

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

During 2011, we intend to continue to grow our client count and market share in our largest business, Apartment Guide, and pursue enhancements to our product portfolio and market and market segment expansion. We also intend to grow our Rentals.com business by focusing on improving site engineering and performance, while increasing traffic, primarily through search engine optimization. Our visibility around 2011 revenue for Apartments is extremely limited, given general economic and market conditions, though we currently expect to see a 6.5% to 7.5% year-over-year decline in first quarter 2011 Apartments revenue, which includes the impact of delayed revenue recognition of approximately $0.6 million, which is more fully discussed in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements contained elsewhere in this Report.

We anticipate continued pressure on our New Homes business during 2011, and we remain focused on managing costs for this business in accordance with anticipated levels of revenue and managing our client relationships to best position us for opportunities as economic conditions improve. We currently expect a year-over-year decline in New Homes revenue of approximately $1.0 million in first quarter 2011.

We anticipate that DistribuTech will continue to be impacted by lower revenue from customers that publish free publications and are scaling back or ceasing operations or providing an Internet-only product and by further reductions in retail locations serviced. Since 2008, we have undertaken strategic initiatives to substantially reduce the cost structure of our distribution function. As a result, distribution costs decreased from $60.9 million in 2009 to $40.0 million in 2010. We intend to continue aggressively manage our distribution cost structure. We currently expect a year-over-year decline in DistribuTech revenue of approximately $1.0 million in first quarter 2011.

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

In January 2011, we announced that we are exploring strategic alternatives, including a possible sale of the Company. We have not set a definitive timetable for completing exploration of strategic alternatives, and there can be no assurance that the process will result in any transaction. We do not expect to make further disclosures with respect to this process while it is continuing. The process of exploring strategic alternatives may be disruptive to our business operations, create uncertainties with current and potential customers, employees and business relationships, which could affect our business, financial condition or results of operations.

Transition Plan

We relocated our corporate headquarters from New York to Norcross, Georgia in 2007. We continued to utilize certain of our New York-based functions through the first half of 2008 and to incur their associated costs.

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

Goodwill Impairment Testing. Goodwill is deemed to have an indefinite life and is not amortized but is subject to an impairment test, at least annually. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in business combinations. The value of goodwill is ultimately derived from an entity’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, we test, at a reporting unit level, goodwill for impairment and have established October 31 as the annual impairment testing date. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Our assets and liabilities are assigned to reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting units and are considered in determining the fair value of the reporting units. We presently have only one reporting unit. The impairment test involves comparing the fair value of the asset to its carrying value. As long as the fair value is greater than the carrying value, there is no impairment to goodwill.

The assumptions used in determining the fair value of our reporting unit include management’s expectations of cash flows in the next five years plus an expected residual value; a discount factor, approximating our weighted-average cost of capital using market participant assumptions (13%); and our combined federal and state statutory tax rate (38%).

While we believe all assumptions utilized in our assessment of goodwill for impairment are reasonable and appropriate, changes in actual earnings, the growth rate of future earnings, our weighted-average cost of capital and our combined federal and state statutory tax rate could all cause different results for the calculation of the fair value of our reporting unit. In management’s estimation, the most sensitive of these assumptions is cash flows from future earnings.

Over the past seven years, our actual revenue and earnings before interest, taxes, depreciation and amortization, and other (“EBITDA”) have generally been within a range of 7% higher to 7% lower than our forecasted amounts. In our annual impairment testing, we determined that the estimated fair value of our reporting unit substantially exceeded its carrying value. Historically, we have also performed a sensitivity analysis of our calculated fair value by assuming our cash flows from future earnings to be 20% lower than our forecast. The results indicated that such declines would not result in an indicated goodwill impairment.

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

During the fourth quarter of 2010 and 2009, factors were identified indicating that the carrying value of certain of our advertiser lists might not be recoverable. We determined that the expected undiscounted cash flows associated with one advertiser list were less than the carrying value and, as a result, recorded an impairment charge of $1.0 million and $0.5 million, respectively, which is included in amortization of intangible assets in the consolidated statement of operations. During 2009, we also determined that the decline in the value of these assets was occurring faster than the expense being recognized using the straight-line method of amortization. To better match the deterioration in the value of the assets, we also concluded that an accelerated method of amortization over a shorter estimated life would be appropriate and made this change in estimate effective January 1, 2010. During 2010, we determined the asset had a shorter estimated useful life, which was changed effective January 1, 2011.

Income Taxes and Tax-Related Liabilities. Our income tax expense is affected by judgments we must make about the realizability of our net deferred tax assets and our reserves for uncertain tax positions. Our net income is also impacted by our judgments about our tax-related contingent liabilities.

Valuation Allowances for Deferred Tax Assets. Deferred tax assets and liabilities arise from temporary differences (i.e., amounts that are recognized as income or deducted as expenses at different times for GAAP and tax purposes). Deferred tax assets also arise from benefits recorded from NOLs (i.e., amounts representing losses for tax purposes that may be utilized in future years to offset taxable income), and alternative minimum tax credits (i.e., amounts paid that will offset regular tax in future periods). A net deferred tax asset must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. The valuation allowance must be sufficient to reduce the net deferred tax asset to the amount that is more likely than not to be realized. Changes in the valuation allowance are recorded as increases or decreases in income tax expense. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards:

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

As of December 31, 2010, we had aggregate federal NOLs of approximately $445.9 million, which are available to reduce future taxable income, and the substantial majority expire between 2020 and 2024. In addition, we have state and local NOLs in various jurisdictions in which we and/or our subsidiaries file income tax returns. These state and local NOLs expire over various periods based on applicable state and local regulations.

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

Based on the weight of objectively verifiable available positive and negative evidence, at December 31, 2010, we have recorded a valuation allowance against all but $15.5 million of our net deferred tax asset because we believe only this portion is more likely than not to be realized. We will need to generate approximately $44.3 million in future pre-tax income for financial reporting purposes to realize this asset.

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

We or one of our subsidiaries file income tax returns in the United States federal jurisdiction and various state and local jurisdictions, and we are routinely under audit by multiple tax authorities. We are currently under audit by the Internal Revenue Service (“IRS”) for our 2005 through 2008 federal consolidated income tax filings and other material state taxing jurisdictions for income tax filings for the years 2005 through 2007. We reported NOLs from tax years back to 1992 on federal and state tax returns currently under, or open to, examination. We believe that our accrual for tax liabilities is adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and involves a series of complex judgments about future events.

At December 31, 2010, we had total unrecognized tax benefits of $79.4 million and a recorded liability for uncertain tax positions of $27.2 million. A number of years may elapse before a particular matter for which we have established a reserve is examined and finally resolved, and due to the uncertainty regarding the timing of the completion of income tax examinations, it is difficult to assess when changes in our estimated liability will occur. However, the statutes of limitations in certain state and local jurisdictions are expected to lapse within the next 12 months and may result in a decrease of a recorded liability for uncertain tax positions and accrued interest of approximately $1.4 million.

Tax-related Contingent Liabilities. In connection with the sale of assets and the divestiture of businesses, we may agree to indemnify the buyer and related parties for certain losses or liabilities incurred by the buyer with respect to liabilities related to the pre-closing operations of the assets sold, including tax liabilities not assumed by the buyer in the transaction.

As with any liability, we have accrued for those tax-related contingent obligations that are considered probable and reasonably estimable. Over time, circumstances could change that might increase the likelihood of payment related to a specific indemnity for which no reserve has been established. Additionally, our estimate about the amount due under a specific indemnity could change. Either of these situations will result in a change in our net income.

During the year ended December 31, 2010, we reduced certain tax-related contingent liability obligations as a result of the conclusion of the bankruptcy proceedings of an acquirer of one of the Company’s former subsidiaries and the lapsing of the statutes of limitation, and resulted in a $1.8 million benefit to earnings in discontinued operations.

Internal Use Software Development Costs. We capitalize certain costs associated with our internally developed software. Specifically, we capitalize the costs of materials and services incurred in developing or obtaining internal use software. These costs include, but are not limited to, the cost to purchase software, the cost to write program code, payroll and related benefits and travel expenses for those employees who are directly involved with and who devote time to our software development projects. Capitalized software development costs are amortized, on a straight-line basis, over the period expected to be benefitted, which is typically a maximum of two years for Internet-related development costs and a maximum of three years for all other development costs. We periodically review our internal use software assets to assess whether they are expected to be in use throughout the remainder of their estimated useful lives assigned when they were placed in service. If any asset is identified that is not expected to be in use for the duration of its estimated useful live when it was placed in service, we must amortize the remaining unamortized balance of the asset over a shorter period corresponding to the new estimated life of the asset.

We capitalized $10.0 million, $9.9 million and $9.5 million of costs related to internal use software in 2010, 2009 and 2008, respectively, and recognized approximately $9.1 million, $8.8 million and $10.5 million of related amortization expense for the years ended December 31, 2010, 2009 and 2008, respectively.

Reserves for Exit or Disposal Cost Obligations. Reserves for exit or disposal cost obligations include those related to our restructuring activities and those related to office leases for businesses previously disposed of. Over the past several years, we have implemented a number of plans to streamline our expense structure. The plans have included employee-related termination costs resulting from the elimination of certain positions; charges associated with vacating certain leased properties, including office and warehouse space, as a result of the co-location of operations within a number of markets or leasing less space in a market due to a reduced number of employees; charges resulting from actions taken with respect to certain of our RDAs, which are intended to reduce our distribution costs; and charges to terminate other contracts.

In recent years, we have also sold some of our businesses, and for various reasons, we remain liable for the leases of real estate those businesses occupied. For example, pursuant to the terms of the sale agreement, the leases of real estate may not have been assumed by or assigned to the acquirer, or the acquirer may have failed to perform under the terms of a sublease assignment, while we retain primary liability under the original lease. In one instance, a portion of the sublease was repudiated in the acquirer’s bankruptcy proceedings, which resulted in a portion of the real estate being put back to us.

We must apply judgment in determining the proper reserves for all of the obligations discussed above; however, management believes its assumptions surrounding the cash flows for the aforementioned leased real estate are the most sensitive. We usually pay these obligations over the remaining lease terms, which typically range from less than one year up to five or more years. Our key assumptions include the duration of future vacancy periods, the amount and timing of future settlement payments, if any, and the amount and timing of future sublease income. In developing our assumptions, we consider our historical settlement experience, the owner of the property, the location and condition of the property, the terms underlying the lease, the specific marketplace demand and general economic conditions. Our actual cash flows may differ from our estimates, and we make adjustments for changes in our estimates in the period in which the changes become known.

The following is operational information related to our reserves for exit or disposal cost obligations related to real estate:

	As of and for the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Reserve for leases related to office closures with no future benefit (included in accrued expenses and other and other non-current liabilities on the consolidated balance sheet)	$17,280	$20,545	$21,163
Net provision during the year (included in provision for restructuring costs on the consolidated statement of operations)	11	4,604	3,136
Obligations for accrued operating lease liabilities of divested entities with no future benefit (included in accrued expenses and other and other non-current liabilities on the consolidated balance sheet)	10,386	11,790	9,402
Net provision (benefit) during the year (included in discontinued operations on the consolidated statement of operations)	2,650	2,770	(2,123)

Stock-Based Compensation. Under the fair value recognition provisions of GAAP, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. During the past two years, the most commonly granted form of stock-based compensation has been restricted stock, which may be either service-based or performance-based. The estimation of the fair value of an award requires the use of certain assumptions, including expected dividends. Generally, the amount of expense expected to be recognized for restricted stock awards at the grant date is impacted by the following:

Factor	Impact on Expected Expense

Closing price of common stock on grant date:

Higher price	Higher expense

Lower price	Lower expense

Anticipated forfeiture rate:

Increased rate	Lower expense

Decreased rate	Higher expense

Expected dividends:

Higher dividends	Lower expense

Lower dividends	Higher expense

Awards of performance-based restricted stock also require estimates about whether and to what extent applicable performance thresholds are likely to be achieved, which results in vesting of the award according to a predetermined formula.

Total recorded stock-based compensation expense was as follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Restricted stock	$2,039	$568	$1,288
Stock options	633	713	820

Total	$2,672	$1,281	$2,108

At all times, we must have recognized expense at least equal to the fair value of all vested awards.

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

The following is operational information related to our accounts receivable and related allowance for doubtful accounts:

	As of and for the Years Ended December 31,
	2010	2009	2008
Bad debt expense as a percentage of total revenue, net	0.5%	1.6%	1.3%
Write-offs of uncollectable accounts as a percentage of total revenue, net	1.2	2.1	1.5
Allowance for doubtful accounts as a percentage of gross accounts receivable	3.9	4.7	5.2

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

Results of Operations

Consolidated Results

Revenue, Net

	Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)	Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
Revenue Component	2010	2009			2009	2008
	(Dollars in thousands)				(Dollars in thousands)
Apartments	$193,468	$206,041	$(12,573)	(6.1)%	$206,041	$211,367	$(5,326)	(2.5)%
New Homes	13,786	18,530	(4,744)	(25.6)	18,530	39,337	(20,807)	(52.9)

Total advertising revenue	207,254	224,571	(17,317)	(7.7)	224,571	250,704	(26,133)	(10.4)
Distribution	24,964	33,360	(8,396)	(25.2)	33,360	53,401	(20,041)	(37.5)

Total revenue, net	$232,218	$257,931	$(25,713)	(10.0)	$257,931	$304,105	$(46,174)	(15.2)

Apartments

Apartment Guide, ApartmentGuide.com, Rentals.com and RentalHouses.com represented 93.3% of advertising revenue during the year ended December 31, 2010. The decrease in revenue in 2010 compared to 2009 was primarily due to a 12.1% decrease in revenue per apartment community served, which was partially offset by a 5.7% increase in communities served. Apartments, represented 91.7% of advertising revenue during the year ended December 31, 2009. The decrease in revenue in 2009 compared to 2008 was primarily due to a 9.3% decrease in revenue per apartment community served, which was partially offset by a 7.8% increase in communities served. The number of communities served by Apartment Guide increased, in part, as a result of enhancements to our product portfolio, intended to provide more flexibility to our clients, based on specific markets and market segments, and market expansion.

Revenue per community served decreased across all periods, in part, as a result of pricing pressure caused by negative economic and industry conditions, including high unemployment rates and low levels of new multi-family construction, and adverse market conditions, including relatively higher occupancy levels and historically low effective rent levels. Competitive conditions also pressured pricing, as our competitors continued to reduce advertising rates to retain clients. Effective rents are essentially average rent amounts after giving effect to free months of rent and other incentives. Our historical experience has been that as occupancy rates increase beyond 95%, apartment communities tend to reduce their advertising spend because they require fewer prospective tenants. As occupancy rates fall below 90%, apartment communities tend to cut back on all discretionary spending, including advertising. For these reasons, occupancy rates (both actual and expected) in excess of 95% or below 90% ordinarily result in a decrease in advertising spend. However, the effects of occupancy rates can be mitigated or exacerbated by effective rent levels.

Key occupancy-related data is as follows:

	Years Ended December 31,
	2010	2009	2008
Range of occupancy rates in Apartment Guide markets	88%-98%	86%-97%	85%-97%
Average occupancy rate in Apartment Guide markets	93%	92%	93%
Apartment Guide revenue derived from markets that had occupancy rates of 95% or higher	10%	1%	17%
Apartment Guide revenue derived from markets that had occupancy rates below 90%	5%	16%	1%

The majority of markets experienced occupancy levels between 90% and 96% throughout all periods.

The effects of occupancy rates are mitigated or exacerbated by effective rent levels. In the markets in which we print a directory, effective rents were up 3.0% for 2010 compared to 2009 and down 4.5% for 2009 compared to 2008.

New Homes

The New Home Guide, NewHomeGuide.com and AmericanHomeGuides.com businesses represented 6.7% of advertising revenue during the year ended December 31, 2010. The decrease in revenue in 2010 compared to 2009 was due to a 28.9% decrease in revenue per new home community served, partially offset by 4.9% increase in communities served. The decrease in revenue per community served from 2010 to 2009 resulted from a decline in standard advertising spending of 26.3% and a decline in premium advertising spending of 35.0% by new home builders, driven by continued weakness in the new home sales sector. New Homes, represented 8.3% of advertising revenue during the year ended December 31, 2009. The decrease in revenue in 2009 compared to 2008 was due to a 35.0% decrease in revenue per new home community served and a 27.8% decrease in communities served. The decrease in revenue per community served from 2009 to 2008 resulted from a decline in standard advertising spending of 50.4% and a decline in premium advertising spending of 66.5% by new home builders, driven by continued weakness in the new home sales sector.

The difficult conditions for new home builders persisted in 2010. We believe pressure in this business will continue over the near term and remain challenging for the foreseeable future. Since June 30, 2008, we have suspended 14 print directories that were considered less effective, and, as of December 31, 2010, we published New Home Guides in 19 markets. We may suspend additional New Home Guide print directories, which could adversely impact our revenue. We continue to focus on online offerings across all markets.

Distribution Revenue

Distribution revenue relates to our distribution arm, DistribuTech. The decrease in revenue in 2010 compared to 2009 was due to a 10.2% decrease in the average revenue per pocket due to softness in demand and a 16.7% decrease in the number of pockets sold in our display racks. The decrease in revenue in 2009 compared to 2008 was due to a 20.5% decrease in the average revenue per pocket due to softness in demand and a 21.4% decrease in the number of pockets sold in our display racks. Our distribution revenue reflects the impact of the reduction in retail locations serviced, and it continues to be adversely impacted by the loss of business from publishers within the resale home, automobile sales and employment classifieds sectors scaling back or ceasing operations or providing an Internet-only product.

As part of our distribution function, we have entered into RDAs with various retail chains, including grocery, drug, convenience, video, fitness and mass merchandise retailers for exclusive rights for distribution related to us and third-party free publications. Since the third quarter of 2008, we have implemented a plan to further reduce our ongoing distribution costs through actions related to RDAs that were underperforming. These actions included renegotiating existing RDAs at more favorable rates and/or for a shorter duration; declining to renew certain RDAs when they expired; and, most significantly, by recording a restructuring charge of $4.8 million and $20.7 million during 2010 and 2009, respectively, as a result of:

•	terminating our distribution rights for some or all locations covered by certain RDAs at a negotiated price;
•	discontinuing service for and vacating some locations covered by certain RDAs; and
•	determining to forego distribution rights for certain locations that are not currently being serviced.

Costs and Expenses

	Years Ended December 31,		$ Change (Favorable)/ Unfavorable	% Change (Favorable)/ Unfavorable	Years Ended December 31,		$ Change (Favorable)/ Unfavorable	% Change (Favorable)/ Unfavorable
Costs and Expenses Component	2010	2009			2009	2008
	(Dollars in thousands)				(Dollars in thousands)
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	$14,654	$23,369	$(8,715)	(37.3)%	$23,369	$32,420	$(9,051)	(27.9)%
Marketing and selling	74,739	77,635	(2,896)	(3.7)	77,635	75,722	1,913	2.5
Distribution and circulation	39,981	60,931	(20,950)	(34.4)	60,931	85,218	(24,287)	(28.5)
General and administrative expenses	36,749	37,906	(1,157)	(3.1)	37,906	48,700	(10,794)	(22.2)
Depreciation and amortization of property and equipment	12,845	13,256	(411)	(3.1)	13,256	14,475	(1,219)	(8.4)
Amortization of intangible assets	5,093	2,970	2,123	71.5	2,970	2,870	100	3.5
Provision for restructuring costs	6,550	25,627	(19,077)	(74.4)	25,627	5,238	20,389	389.3
Interest expense	11,313	15,670	(4,357)	(27.8)	15,670	19,338	(3,668)	(19.0)
Amortization of deferred financing costs	881	915	(34)	(3.7)	915	922	(7)	(0.8)
Other income, net	(2,713)	(6,986)	4,273	61.2	(6,986)	(2,821)	(4,165)	(147.6)

Total cost and expenses	$200,092	$251,293	$(51,201)	(20.4)	$251,293	$282,082	$(30,789)	(10.9)

The decrease in cost of goods sold in 2010 compared to 2009 was due to reformatting of our printed guides, including reduction in paper size, as well as distribution optimization. The decrease in 2009 compared to 2008 was due to a decrease in the cost of paper, reformatting of our printed directories, including reductions in both paper size and weight, as well as printing fewer directories.

The decrease in marketing and selling in 2010 compared to 2009 was primarily due to a reduction in our sales force headcount, partially offset by an increase in search engine marketing costs. The increase in 2009 compared to 2008 was primarily due to increased search engine marketing costs.

Our distribution and circulation costs decreased in 2009 compared to 2008 and further decreased in 2010 as a result of ongoing action with certain of our RDAs since the third quarter of 2008. As is more fully discussed under Distribution Revenue above and in Note 15, “Provision for Restructuring Costs,” to the consolidated financial statements contained elsewhere in this Report, other of our RDAs are part of a restructuring charge we incurred during 2010 and 2009 related to actions we took to reduce our ongoing distribution costs.

The decline in general and administrative expenses in 2010 compared to 2009 was primarily due to a decrease of $2.9 million in bad debt expense, partially offset by an increase in employee-related costs. The decline in 2009 compared to 2008 was primarily due to decreases in corporate overhead and position eliminations of $1.4 million, resulting from the relocation of our headquarters from New York to Norcross in 2008; a $2.2 million reduction in costs associated with the hiring of a new CEO in 2008; a decrease of $0.8 million in stock-based compensation; $6.4 million decrease resulting from insurance premium reductions and lower facilities costs attributable to our cost-cutting initiatives; and a decrease of $0.4 million in professional fees and legal expenses. These decreases were partially offset by an increase of $0.4 million in bad debt expense.

Depreciation and amortization of property and equipment decreased in 2009 compared to 2008 primarily as a result of certain internal-use software becoming fully depreciated during the past 12 months, partially offset by new internal-use software being placed in service during that same period.

The increase in amortization of intangible assets in 2010 compared to 2009 is primarily due to a change in estimate for two of our customer lists and to impairment charges, which are more fully discussed in Note 6, “Goodwill and Other Intangible Assets,” to the consolidated financial statements contained elsewhere in this Report. We recorded an impairment charge of $1.0 million in 2010 compared to $0.5 million in 2009 related to an advertiser list.

As is more fully discussed in Note 15, “Provision for Restructuring Costs,” to the consolidated financial statements contained elsewhere in this Report, over the past several years, we have implemented a number of plans to streamline our expense structure, which have resulted in restructuring charges. The plans have included employee-related termination costs resulting from the elimination of certain positions; charges associated with vacating certain leased properties as a result of the co-location of operations within certain markets or leasing less space in a market due to a reduced number of employees; charges resulting from actions taken with respect to certain of our RDAs, which are intended to reduce our distribution costs; and charges to terminate other contracts.

Our actions with respect to RDAs have included:

•	terminating the Company’s distribution rights for some or all locations covered by certain RDAs at a negotiated price;
•	discontinuing service for and vacating some locations covered by certain RDAs; and
•	determining to forego distribution rights for certain locations that are not currently being serviced.

The following table summarizes our restructuring expense by nature of the expense:

	Net Provision for the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Employee-related termination costs	$1,718	$239	$1,817
RDA contracts with no future benefit	4,786	20,711	—
Leases related to office closures and other contracts with no future benefit	46	4,677	3,421

Total	$6,550	$25,627	$5,238

Interest expense decreased in 2010 compared to 2009 primarily due to lower average debt levels, as during the second quarter of 2010, we repurchased and retired $7.5 million in principal of our Term Loan B Facility, and during the third quarter of 2010, we repurchased and retired another $6.9 million in principal of our Term Loan B Facility. Interest expense decreased in 2009 compared to 2008 primarily due to lower average debt levels, as during the second quarter of 2009, we repurchased and retired $14.0 million in principal of our Term Loan B Facility, and during the fourth quarter of 2009, we repurchased and retired another $6.3 million of our Term Loan B Facility. The decrease in 2009 compared to 2008 is also attributable to a lower weighted-average interest rate during 2009 and the redemption of the remaining $2.6 million in 8% Senior Notes outstanding during 2008. The decrease in 2009 compared to 2008 in interest expense was partially offset by an increase in interest related to borrowings against our Revolving Facility. See the discussion under “Liquidity, Capital and Other Resources.”

The change in other income, net in 2010 compared to 2009 is primarily due to a $5.0 million gain on the repurchase of debt during 2009, compared to a $1.4 million gain on the repurchase of debt during 2010. In addition, we recognized a gain on the sale of cost-method investments of $2.3 million during 2009, partially offset by an other-than-temporary impairment charge of $1.5 million in 2009 related to a cost-method investment. The increase in 2009 compared to 2008 was due to a gain on debt repurchases during 2009 of $5.0 million, which includes the write off of approximately $0.4 million in deferred financing fees. The corresponding loss in 2008 was approximately $0.1 million. In addition, we recognized a gain on sale of cost-method investments of $2.3 million during 2009. The increase was partially offset by an increase in other-than-temporary impairment charge of $1.5 million in 2009 related to a cost-method investment, compared to $0.9 million in 2008. The 2008 amount also reflects the reversal of a $2.6 million annuity obligation to one of our former CEOs due to his death in 2008, which relieved us of any further obligation to him.

Income Taxes

Our effective tax rate on income from continuing operations for 2010 was 38.9%, compared to 31.6% for 2009 and (122.6)% for 2008. Our total tax (provision) benefit for income taxes from continuing operations for 2010 was $(12.5) million, compared to $(2.1) million for 2009 and $27.0 million for 2008.

The increase in the effective rate for 2010 compared to 2009 is primarily due to a $1.1 million tax benefit recorded in 2009, under the “Workers, Homeownership, and Business Assistance Act of 2009” (the “Assistance Act”) associated with the extended NOL carryback of 2008 to prior tax years.

The increase in the effective tax rate for 2009 compared to 2008 was primarily due to a 2008 deferred tax asset valuation allowance release of approximately $29.3 million, which is more fully discussed under “Critical Accounting Policies and Estimates – Income Taxes and Tax-Related Liabilities” above and in Note 10, “Income Taxes,” to the consolidated financial statements contained elsewhere in this Report.

Primarily as a result of the ongoing amortization for tax purposes of certain indefinite-lived intangible assets, our non-current deferred tax position changed from a net asset of approximately $8.3 million at December 31, 2009 to a net liability of approximately $4.2 million at December 31, 2010.

Discontinued Operations

In accordance with GAAP, we have classified the results of our divested entities as discontinued operations in the consolidated statement of operations for all periods presented.

Additional details about our divestitures are included in Note 3, “Discontinued Operations,” to our consolidated financial statements contained elsewhere in this Report.

The components of discontinued operations included in the consolidated statement of operations are as follows:

	Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)	Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2010	2009			2009	2008
	(Dollars in thousands)				(Dollars in thousands)
Total revenue, net	$—	$—	$—	—%	$—	$3,353	$(3,353)	(100.0)%

Income (loss) from operations:
PRIMEDIA Healthcare	$—	$—	$—	—	$—	$132	$(132)	(100.0)
Auto Guides division	—	—	—	—	—	(1,668)	1,668	100.0
Provision for litigation reserves and settlements	—	(3,250)	3,250	100.0	(3,250)	(6,000)	2,750	45.8
Professional fees	(655)	(1,825)	1,170	64.1	(1,825)	(2,287)	462	20.2
Adjustments to accrued operating lease liabilities	(2,650)	(2,770)	120	4.3	(2,770)	2,123	(4,893)	(230.5)
Insurance-related benefits (expenses)	12	(397)	409	103.0	(397)	(1,488)	1,091	73.3
Tax-related contingencies	1,848	6,638	(4,790)	(72.2)	6,638	462	6,176	1,336.8
Write-off of receivables and other assets	—	(259)	259	100.0	(259)	(1,164)	905	77.7
Other	518	(249)	767	308.0	(249)	(960)	711	74.1

Loss from operations before (provision) benefit for income taxes	(927)	(2,112)	1,185	56.1	(2,112)	(10,850)	8,738	80.5
Gain on sale of businesses:
PEM segment	—	—	—	—	—	651	(651)	(100.0)
PRIMEDIA Healthcare	—	—	—	—	—	132	(132)	(100.0)
Auto Guides division	—	—	—	—	—	42	(42)	(100.0)
(Provision) benefit for income taxes	(434)	1,060	(1,494)	(140.9)	1,060	20,466	(19,406)	(94.8)

Discontinued operations, net of tax (including gain on sale of businesses)	$(1,361)	$(1,052)	$(309)	(29.4)	$(1,052)	$10,441	$(11,493)	(110.1)

The components of the (provision) benefit for income taxes included in discontinued operations are as follows:

	Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)	Years Ended December 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2010	2009			2009	2008
	(Dollars in thousands)				(Dollars in thousands)
Benefit (provision) for tax expense on pre-tax income (loss), adjusted for permanent differences	$106	$(1,779)	$1,885	106.0%	$(1,779)	$15,046	$(16,825)	(111.8	) %
Benefit for 2008 extended NOL carryback under Worker, Homeownership, and Business Assistance Act of 2009	—	9,347	(9,347)	(100.0)	9,347	—	9,347	N/A
Provision for tax benefit on gain on sale of business	—	—	—	—	—	1,227	(1,227)	(100.0)
Change in liability for uncertain tax positions	(834)	(6,687)	5,853	87.5	(6,687)	(1,347)	(5,340)	(396.4)
Changes in estimates included in prior year tax provision	294	179	115	64.2	179	5,540	(5,361)	(96.8)

Total (provision) benefit for income taxes	$(434)	$1,060	$(1,494)	(140.9)	$1,060	$20,466	$(19,406)	(94.8)

Details about our provision for litigation reserves and settlements and adjustments to accrued operating lease liabilities are more fully discussed in Note 19, “Commitments and Contingencies,” to our consolidated financial statements contained elsewhere in this Report. During the year ended December 31, 2008, we recorded a charge of $4.5 million related to settlement of the CK Media litigation and $0.5 million related to the settlement of an unrelated case. We paid the total settlements of $5.0 million in 2009. During the year ended December 31, 2009, we recorded an increase in reserves for litigation-related losses of $3.3 million, primarily as a result of an agreement to settle the About.com case in its entirety for $5.75 million, which was paid in 2010. There was no similar provision during 2010. We had no reserve for litigation-related losses as of December 31, 2010, while we had a reserve of $5.8 million at December 31, 2009, which was paid in 2010.

The change in adjustments to accrued operating lease liabilities from 2008 to 2009 was primarily attributable to a $2.7 million decrease in income related to the building lease for Workplace Learning and a $2.7 million charge resulting from the bankruptcy proceedings of the buyer of PEM. In 2005, we sold substantially all of the assets of Workplace Learning for the assumption of ongoing liabilities, while retaining a secondary liability as the assignor of the building lease. During 2009, we reassumed the building lease on behalf of Workplace Learning and entered into a sublease with the current tenant for a portion of the space. Historically, each month, our liability has been reduced either by fulfilling our liability as lessee under the building lease or due to a sub-lessee’s or successor-in-interest’s performance under the terms of the sublease, which results in income for us. During the year ended December 31, 2009, there was a $2.7 million decrease in the level of income we recorded as a result of the assignee’s or successor in interest’s performance. In 2007, we sold our PEM segment, and in connection with the sale, we entered into a sublease agreement with the buyer for office space where PEM was headquartered. During 2009, the buyer filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In the bankruptcy proceedings, the sublease was rejected, a new sublease was entered into with the buyer at a reduced rate, and the buyer put certain of the space back to us. As a result, we recorded a charge of $2.7 million to adjust our remaining liability under our lease for all of the office space, to record brokerage fees related to the new sublease and to write off certain amounts receivable from the buyer.

Professional fees decreased in 2009 compared to 2008 and further decreased in 2010 primarily as a result of finalizing litigation related to divested entities.

Insurance-related expenses decreased from 2008 to 2009 because during 2009, we experienced a reduction in the cost of settlements for general liability and workers’ compensation claims, primarily for PEM.

The decrease in the change in liability for uncertain tax positions in 2010 compared to 2009 was due to a reduction of our estimated liability for tax-related contingencies of $1.8 million during 2010, compared to $6.6 million during 2009, primarily as a result of the conclusion of the bankruptcy proceedings of an acquirer of one of the Company’s former subsidiaries and the lapsing of the statutes of limitation. There was a decrease in tax-related contingencies in 2009 due to a reduction of our estimated liability for tax-related contingencies of $6.6 million during 2009, compared to $0.5 million during 2008, primarily as a result of the lapsing of the statutes of limitations.

The decrease in 2009 compared to 2008 in write-off of receivables and other assets is due to the write-offs, primarily related to PEM, PRIMEDIA Healthcare and the Auto Guides division, during 2008.

During the year ended December 31, 2008, we recognized a tax benefit of $16.3 million, primarily as a result of our ability to carry back a projected 2008 NOL against taxes paid on a portion of the 2007 gain on divestitures of certain subsidiaries. The NOL arose primarily from the reversal of differences between the carrying value and tax basis in a group of PRIMEDIA Healthcare intangible assets triggered by the sale of those assets during 2008. We also recognized a tax benefit of $4.2 million during the year ended December 31, 2008, primarily as a result of changes in our estimate of our ability to utilize certain NOLs to offset 2007 taxable income.

Liquidity, Capital and Other Resources

Highlights of our liquidity position are as follows:

	As of and for the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Cash and cash equivalents	$7,563	$9,472	$31,470
Current assets	40,316	52,759	89,036
Current liabilities	41,341	56,103	77,518
Working capital (current assets less current liabilities)	(1,025)	(3,344)	11,518
Current debt (current maturities of long-term debt and revolving credit facility)	3,838	2,922	16,245
Long-term debt	205,283	222,349	245,531
Net debt (current debt and long-term debt less cash and cash equivalents)	201,558	215,799	230,306
Cash flows from operating activities	37,889	31,650	21,096
Cash flows from investing activities	(12,677)	(8,951)	468
Cash flows from financing activities	(27,121)	(44,697)	(4,803)
Additions to property and equipment	12,687	11,211	12,977
Capital lease payments	422	607	506
Free cash flow (net cash from operating activities adjusted for additions to property, equipment and other, net, exclusive of acquisitions, and capital lease payments)	24,780	19,832	7,613
Cash dividends paid	12,438	12,347	12,359
Repayments (borrowings) under credit agreements, net	14,084	30,631	(8,021)
Unused bank commitments	84,732	85,174	70,966
Leverage ratio (as defined in bank credit facility)	2.72	2.82	3.10

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

Outlook

Over the next 12 months, our primary uses of cash are expected to represent expenditures related to:

•	the ongoing operations of our business;
•	capital expenditures of $12.0 million to $14.0 million;
•	required principal payments of our outstanding debt, including capital leases, of $2.6 million;
•	interest on our outstanding debt;
•	obligations arising from RDA restructuring activities of $0.6 million;
•	obligations arising from other restructuring activities, including real estate leases of $11.6 million;
•	the payment of dividends to our stockholders;
•	the opportunistic repurchase of debt outstanding under our Term Loan B Facility, if any;
•	repayments of amounts outstanding under our Revolving Facility, if any; and
•	our evaluation of various strategic alternatives.

Working Capital

The increase in working capital, in 2010 compared to 2009 was primarily due to the collection of a $10.5 million tax refund and a reduction to our restructuring liabilities, which are further discussed in Note 15 to the consolidated financial statements included elsewhere in this Report. The decrease in 2009 compared to 2008 was primarily due to the use of $14.9 million in cash during 2009 to repurchase approximately $20.3 million in principal of our long-term debt and, to a lesser degree, changes in other current asset and current liability balances.

Net Debt

During 2010, we decreased our net debt by $14.2 million, primarily by the scheduled repayments of $2.5 million in principal, the repurchase of approximately $14.4 million in principal under our Term Loan B Facility and payments of $0.4 million on our capital leases, partially offset by net borrowings of $1.2 million on the Revolving Facility and a decrease of $1.9 million in cash and cash equivalents. During 2009, we decreased our net debt by $14.5 million, primarily by the scheduled repayments of $2.5 million in principal, the repurchase of approximately $20.3 million in principal under our Term Loan B Facility, the repayment of $13.2 million outstanding under our revolving credit facility and payments of $0.5 million on our capital leases, partially offset by an increase of $22.0 million in cash and cash equivalents.

Cash Flows from Operating Activities

Our cash flows from operating activities are summarized as follows:

	Years Ended December 31,			$ Change From 2009	$ Change From 2008
	2010	2009	2008
	(Dollars in thousands)
Net income	$18,264	$3,488	$59,468	$14,776	$(55,980)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,819	17,141	18,407	1,678	(1,266)
Impairment of cost-method investments	—	1,500	914	(1,500)	586
Gain on sale of cost-method investments	—	(2,260)	—	2,260	(2,260)
Gain on sale of business, net	—	—	(2,049)	—	2,049
(Gain) loss on repurchase of debt	(1,408)	(4,967)	103	3,559	(5,070)
Stock-based compensation	2,672	1,281	2,108	1,391	(827)
Deferred income taxes	13,024	5,627	(27,233)	7,397	32,860
Bad debt expense	1,225	4,100	3,817	(2,875)	283
Loss on disposal of property and equipment	179	18	1,251	161	(1,233)
(Increase) decrease in:
Accounts receivable, net	(68)	(919)	(2,310)	851	1,391
Inventories	58	504	(194)	(446)	698
Prepaid expenses and other	9,068	9,425	(21,162)	(357)	30,587
(Decrease) increase in:
Accounts payable	(1,917)	(3,831)	2,690	1,914	(6,521)
Accrued expenses and other	(15,398)	(2,457)	(7,157)	(12,941)	4,700
Deferred revenue	8	109	48	(101)	61
Other non-current liabilities	(6,637)	2,891	(7,610)	(9,528)	10,501
Other, net	—	—	5	—	(5)

Net cash provided by operating activities	$37,889	$31,650	$21,096	$6,239	$10,554

Cash flows from operating activities increased in 2010 from 2009, primarily as a result of an increase in net income, the receipt of a $10.5 million tax refund, a reduction of our liabilities related to restructuring activities, and the settlement of litigation.

Cash flows from operating activities increased in 2009 from 2008, primarily due to less cash paid for interest and taxes of $3.4 million and $27.9 million, respectively, offset by less cash flows provided by operating activities of businesses that were discontinued and sold in the first half of 2008. For purposes of calculating cash provided by or used in operating activities, discontinued operations are included until sold or shut down; therefore, these discontinued operations did not contribute to operating activities for the full year in which the sale occurred.

Cash Flows from Investing Activities

Our cash flows from investing activities are summarized as follows:

	Years Ended December 31,			$ Change From 2009	$ Change From 2008
	2010	2009	2008
	(Dollars in thousands)
Proceeds from sales of available for sale securities	$—	$—	$15,425	$—	$(15,425)
Payments for investments	—	—	(14)	—	14
Proceeds from sale of cost-method investments	—	2,260	—	(2,260)	2,260
Additions to property and equipment	(12,687)	(11,211)	(12,977)	(1,476)	1,766
Payments related to the sale of businesses	—	—	(4,355)	—	4,355
Proceeds from sale of businesses	—	—	2,389	—	(2,389)
Other, net	10	—	—	10	—

Net cash (used in) provided by investing activities	$(12,677)	$(8,951)	$468	$(3,726)	$(9,419)

The decrease in cash flows from investing activities in 2010 from 2009 was primarily due to the cash proceeds received from the sale of cost-method investments during 2009 and an increase in cash paid for property and equipment during 2010.

The decrease in cash flows from investing activities in 2009 from 2008 was primarily due to the cash proceeds received from the sale of available for sale securities during 2008, partially offset by payments related to the sale of businesses in 2008.

Cash Flows from Financing Activities

Our cash flows from financing activities are summarized as follows:

	Years Ended December 31,			$ Change From 2009	$ Change From 2008
	2010	2009	2008
	(Dollars in thousands)
Payment of dividends on common stock	$(12,438)	$(12,347)	$(12,359)	$(91)	$12
Borrowings under revolving credit facility	19,700	5,000	18,200	14,700	(13,200)
Repayments under revolving credit facility	(18,500)	(18,200)	(5,000)	(300)	(13,200)
Payments for deferred and other financing fees	—	(510)	—	510	(510)
Payments for repurchase of debt	(12,784)	(14,931)	(2,679)	2,147	(12,252)
Repayments of borrowings under credit agreements	(2,500)	(2,500)	(2,500)	—	—
Capital lease payments	(422)	(607)	(506)	185	(101)
(Payments) proceeds related to issuances of common stock, net of value of shares withheld for employee taxes	(177)	(175)	42	(2)	(217)
Repurchases of common stock	—	(427)	—	427	(427)
Other	—	—	(1)	—	1

Net cash used in financing activities	$(27,121)	$(44,697)	$(4,803)	$17,576	$(39,894)

The increase in cash flows from financing activities in 2010 compared to 2009 was primarily attributable to net borrowings under our revolving credit facility of $1.2 million during 2010 as compared to net repayments of $13.2 million during 2009. In addition, there was a $2.1 million decrease in cash used for the repurchase and redemption of long-term debt during 2010 compared to 2009.

The decrease in cash flows from financing activities in 2009 compared to 2008 was primarily attributable to net repayments under our revolving credit facility of $13.2 million during 2009 as compared to net borrowings of $13.2 million during 2008. In addition, there was a $12.3 million increase in cash used for the repurchase and redemption of long-term debt during 2009 compared to 2008.

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

The following table presents our free cash flow:

	Years Ended December 31,			$ Change From 2009	$ Change From 2008
	2010	2009	2008
	(Dollars in thousands)
Net cash provided by operating activities	$37,889	$31,650	$21,096	$6,239	$10,554
Additions to property and equipment	(12,687)	(11,211)	(12,977)	(1,476)	1,766
Capital lease payments	(422)	(607)	(506)	185	(101)

Free cash flow	$24,780	$19,832	$7,613	$4,948	$12,219

Our free cash flow increased in 2010 compared to 2009, primarily due to an increase in net income, partially offset by payments for restructuring liabilities, payment of $5.8 million in settlement of legacy litigation, and increased payments for property and equipment of $1.5 million.

Our free cash flow improved in 2009 compared to 2008, primarily due to the lower cash paid for income taxes, primarily related to divestitures, lower debt service, due to a lower average balance of debt outstanding, and lower additions to property and equipment. This was partially offset by the fact that, for purposes of calculating cash provided by or used in operating activities, discontinued operations are included until sold or shut down; therefore, these discontinued operations did not contribute to operating activities for the full year in which the sale occurred.

Financing Arrangements

Bank Credit Facilities

We have a $350.0 million senior secured bank credit facility comprised of two loan facilities: (1) a revolving credit facility with aggregate commitments of $100.0 million (the “Revolving Facility”), which matures on August 1, 2013, and (2) a Term Loan B credit facility in an aggregate principal amount of $250.0 million (the

“Term Loan B Facility”), which matures on August 1, 2014 (the “Term Loan B Maturity Date”). Amounts borrowed under the Revolving Facility bear interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 0.625% to 1.00% or the eurodollar rate plus an applicable margin ranging from 1.625% to 2.00%. The weighted-average interest rate on the Revolving Facility at December 31, 2010 was 2.01%. The Term Loan B Facility bears interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 1.00% to 1.25% or the eurodollar rate plus an applicable margin ranging from 2.00% to 2.25%. The weighted-average interest rate on the Term Loan B Facility at December 31, 2010 was 2.30%, which does not include the impact of interest rate swaps in designated hedging relationships. Pursuant to the provisions of the Term Loan B Facility and as a result of having a leverage ratio below 2.75 to 1 at December 31, 2010, the applicable margin over the eurodollar borrowing rate will be 200 basis points for the first quarter of 2011. See the discussion under “Covenant Compliance.” As a result of this and our interest rate swaps, we expect the weighted-average cost of our Term Loan B Facility to be approximately 3.6% during the first quarter of 2011.

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

The Amendment also memorialized the reduction of the Revolving Facility commitment of Lehman Commercial Paper Inc., a subsidiary of Lehman Brothers Inc. (“Lehman”) to $0.0 million, and, as a consequence thereof, the total capacity under the Revolving Facility was reduced by $12.0 million to $88.0 million. The total capacity was reduced as a result of bankruptcy proceedings related to Lehman Brothers Holdings Inc., the parent company of Lehman. The commitment under the Revolving Facility for each other lender remained unchanged from each such lender’s commitment immediately prior to such reduction. Additionally, effective June 30, 2009, Lehman ceased to be a co-documentation agent under the bank credit facility. We do not presently expect that any lender under our Revolving Facility will be unable to fund their portion of amounts we may borrow in the future.

In connection with the Amendment, we incurred approximately $0.5 million in modification fees, which were paid to the creditors and will be expensed over the remaining term of the loan.

There are no scheduled commitment reductions under the Revolving Facility. The loan under the Term Loan B Facility is subject to scheduled repayment in quarterly installments of approximately $0.6 million payable on March 31, June 30, September 30 and December 31 of each year, followed by a final repayment of $199.0 million on the Term Loan B Maturity Date. We had derivative financial instruments with a notional amount equal to 96.3% of the unpaid principal balance of the Term Loan B Facility in a designated hedging relationship at December 31, 2010.

The bank credit facilities consisted of the following as of December 31, 2010:

	Revolving Facility	Term Loan B Facility	Total
	(Dollars in thousands)
Bank credit facilities	$88,000	$207,772	$295,772
Borrowings outstanding	(1,200)	(207,772)	(208,972)
Outstanding letters of credit	(2,068)	—	(2,068)

Unused bank commitments	$84,732	$—	$84,732

The use of our cash and unused credit facilities is subject to customary conditions contained in our debt agreement.

Under the new bank credit facilities agreement, we have agreed to pay commitment fees at a per annum rate of either 0.375%, 0.300% or 0.250%, depending on our debt to EBITDA ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. The weighted-average of our commitment fees under the new bank credit facilities agreement for 2010, 2009 and 2008 was 0.30%, 0.33% and 0.32%, respectively. We also have agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. From time to time, we may pay amendment fees under our bank credit facilities agreement.

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

Term Loan B Facility Repurchases

During 2010 and 2009, we repurchased and retired principal outstanding under our Term Loan B Facility as follows:

	Years Ended December 31,
	2010	2009
	(Dollars in thousands)
Principal repurchased and retired	$14,428	$20,300
Cash paid	(12,784)	(14,931)
Write-off of deferred financing fees	(236)	(402)

Net gain	$1,408	$4,967

Revolving Facility Borrowings

Activity under our Revolving Facility is summarized as follows:

Date	Borrowings	Repayments
	(Dollars in thousands)
June 2008	$5,000	$—
July 2008	—	5,000
September 2008	13,200	—
March 2009	—	8,800
June 2009	—	4,400
July 2009	5,000	5,000
February 2010	9,000	—
May 2010	—	9,000
August 2010	2,000	2,000
September 2010	8,700	—
December 2010	—	7,500

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

Interest Rate Swaps

As of December 31, 2010, we were party to three interest rates swaps with an aggregate notional amount of $200.0 million. All of the interest rate swaps were in designated hedging relationships to hedge the variability of future cash flows due to changes in the benchmark interest rate associated with our Term Loan B Facility. The following is a summary of our outstanding interest rate swaps at December 31, 2010 (dollars in thousands):

Maturity Date	Notional Amount
September 30, 2011	$50,000
December 30, 2011	150,000

Contractual Obligations

Our contractual obligations as of December 31, 2010 are as follows:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Long-term debt obligations, including current portion(1)	$207,772	$2,500	$5,000	$200,272	$—
Capital lease obligations, including current portion	149	138	11	—	—
Interest on capital lease obligations	7	7	—	—	—
Operating lease obligations(2)	96,664	21,022	39,058	29,589	6,995
Retail display allowances(3)	5,062	4,882	180	—	—

Total	$309,654	$28,549	$44,249	$229,861	$6,995

(1)	Interest related to our long-term debt obligations is variable in nature, and interest payments have been excluded from this table. The interest rate on these obligations resets quarterly and had a weighted-average rate of 2.30% at December 31, 2010. See the discussion above under Bank Credit Facilities. Liabilities for interest rate swaps designated in cash flow hedging relationships against changes in the benchmark interest rate of our long-term debt have also been excluded from this table because the quarterly fixed-rate payments due to the counterparty are settled net of the variable-rate payments due to us by the counterparty.

(2)	Future rental commitments for operating leases have not been reduced by minimum noncancelable sublease income aggregating $49.1 million as of December 31, 2010. Operating lease obligations include certain restructuring liabilities.

(3)	Retail display allowances include certain restructuring liabilities.

The contractual obligations table above does not reflect any of our $79.4 million in unrecognized tax benefits at December 31, 2010, which resulted in a recorded liability of $22.7 million that has been accrued in accordance with GAAP related to accounting for uncertainty in income taxes, because we are unable to determine when, or if, payment of these amounts will be made.

The bank credit facilities rank senior in right of payment to all subordinated obligations which PRIMEDIA Inc. (a holding company) may incur.

We had $1.2 million outstanding at December 31, 2010 under our Revolving Facility, which was repaid in January 2011. We have other commitments in the form of letters of credit of $2.1 million aggregate face value, which expire on or before October 15, 2011.

A change in the rating of our debt instruments by outside rating agencies does not negatively impact our ability to use our available lines of credit or the borrowing rate under our bank credit facilities. As of March 2010, our senior debt ratings from Moody’s and Standard and Poor’s were B1 and B, respectively.

We announced on March 3, 2011 that our Board of Directors had authorized a cash dividend of $0.07 per share of common stock, payable on or about March 23, 2011, to stockholders of record on March 14, 2011. We expect to pay this dividend out of our existing cash balance. Additionally, we currently expect that we will continue to pay a regular quarterly dividend, at the discretion of our Board of Directors, dependent on a number of factors, including but not limited to, available cash, anticipated cash needs, overall financial and market conditions, future prospects for cash flow and such other factors as are deemed relevant by our Board of Directors.

Off Balance Sheet Arrangements

At December 31, 2010, we had approximately $2.1 million in outstanding letters of credit and less than $0.1 million in outstanding surety bonds, which are not included in our consolidated balance sheet. The letters of credit are used to cover reimbursement obligations for our insurance carriers and certain of our real estate obligations, while the surety bonds are used to satisfy real estate broker license obligations in several states. The letters of credit generally expire within one year but have automatic renewal clauses, while the surety bonds must be renewed annually. There are no additional contingent liabilities associated with them as the underlying liabilities are already reflected in our consolidated balance sheet.

We have no variable interest entities or off balance sheet obligations other than as described above and as related to operating leases in the ordinary course of business.

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

The calculation of our leverage ratio, as required under the bank credit facilities agreement for covenant purposes, is defined as our consolidated debt divided by EBITDA of the Restricted Group. As of December 31, 2010, this leverage ratio was approximately 2.72 to 1, compared to 2.82 to 1 as of December 31, 2009.

As of December 31, 2010, we were in compliance with all of our debt covenants.

Contingencies and Other

We are involved in lawsuits and claims, both actual and potential, including some that we have asserted against others, in which substantial monetary damages are sought. See Note 19, “Commitments and Contingencies,” to our consolidated financial statements contained elsewhere in this Report for a description of certain of these lawsuits and payments made in settlement of certain lawsuits. Although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all such lawsuits and claims will not have a material effect on our consolidated financial position or liquidity; however, any such outcome could be material to the results of operations of any particular period in which costs, if any, are recognized.

Stock Repurchase Plan

In 2008, our Board of Directors authorized the Repurchase Program to repurchase up to $5.0 million of our common stock. The Repurchase Program expired on December 31, 2010. Under the terms of the Repurchase Program, we repurchased shares in open market purchases or through privately negotiated transactions. To the extent repurchases were made, cash on hand was used to fund such repurchases. As of December 31, 2008, we had not repurchased any shares under the Repurchase Program. However, during the three months ended March 31, 2009, we repurchased 0.2 million shares of our common stock for approximately $0.4 million at a weighted-average price (including brokerage commissions) of $1.79 per share. We did not repurchase any additional shares of our common stock during 2009 or 2010. The reacquired shares have been designated as treasury shares.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies—Recent Accounting Pronouncements,” to the consolidated financial statements contained elsewhere in this Report.

Impact of Inflation and Other Costs

Our largest exposure to inflation relates to the cost of paper. The cost of paper increased 4.3% when comparing the fourth quarter of 2010 to the fourth quarter of 2009. We presently anticipate moderate increases in paper prices in 2011.

Seasonality

Our operations are minimally seasonal in nature.

•	The majority of our sales comprise contracts with a duration of 12 months or longer.
•	We experience modest seasonality in Rentals.com as this business declines in the winter months. This business represents a relatively small part of the total business.
•	Our cash flows from operating activities are somewhat seasonal in nature, primarily due to the timing of payments made under the terms of our RDAs, which generally occur in the first half of the year.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to the impact of changes in interest rates, primarily through our Term Loan B Facility, which is variable-rate debt that had an outstanding balance of $207.8 million as of December 31, 2010. As part of our management of interest rate risk, we have designated derivative financial instruments in hedging relationships against the variability in cash flows due to changes in the benchmark interest rate on our Term Loan B Facility. The table below shows the change in interest expense we estimate would occur over the next 12 months from 50 and 100 basis point increases and decreases in interest rates based upon our current Term Loan B Facility balance and derivative financial instrument positions as of December 31, 2010. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year.

Changes in Interest Expense
Interest Rate Change (in Basis	December 31,
Points)	2010	2009
	(Dollars in thousands)
+100	$193	$238
+50	97	119
-50	(97)	(119)
-100	(193)	(238)

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Data

The following is selected unaudited consolidated financial data for the Company for the indicated periods:

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Unaudited)
	(Dollars in thousands, except per share data)
Revenue, net	$59,310	$58,637	$58,437	$55,834	$232,218
Provision for income taxes	(2,305)	(3,147)	(3,455)	(3,594)	(12,501)

Income from continuing operations(1)(2)(3)	$2,489	$4,546	$6,563	$6,026	$19,625
Discontinued operations, net of tax(4)	(792)	(1,138)	338	231	(1,361)

Net income	$1,697	$3,408	$6,901	$6,257	$18,264

Basic and diluted income (loss) per common share(5):
Continuing operations	$0.06	$0.10	$0.15	$0.13	$0.44
Discontinued operations	(0.02)	(0.02)	0.01	0.01	(0.03)

Net income	$0.04	$0.08	$0.16	$0.14	$0.41

Basic common shares outstanding (weighted-average)	44,147,667	44,210,659	44,210,659	44,211,848	44,195,208
Diluted common shares outstanding (weighted-average)	44,267,467	44,358,157	44,388,489	44,737,266	44,437,845

(1)	Includes provision for restructuring costs of $3.0 million, $2.2 million, $0.3 million and $1.1 million during the first quarter, second quarter, third quarter and fourth quarter, respectively. Restructuring costs are more fully discussed in Note 15, “Provision for Restructuring Costs,” to the Company’s consolidated financial statements.

(2)	Includes an impairment charge of approximately $1.0 million during the fourth quarter related to an intangible asset. Intangible assets are more fully discussed in Note 6, “Goodwill and Other Intangible Assets,” to the Company’s consolidated financial statements.

(3)	Includes a net gain related to repurchasing and retiring principal of the Company’s Term Loan B Facility of approximately $0.7 million during both the second quarter and the third quarter. Repurchasing and retiring of the Company’s Term Loan B Facility is more fully discussed in Note 9, “Borrowings,” to the Company’s consolidated financial statements.

(4)	Includes income tax (provision) benefit related to discontinued operations of $(0.4) million, $0.1 million, $(0.1) million and less than $0.1 million for the first quarter, second quarter, third quarter and fourth quarter, respectively. Income taxes related to discontinued operations are more fully discussed in Note 10, “Income Taxes,” to the Company’s consolidated financial statements.

(5)	Basic and diluted income (loss) per common share amounts have been computed using the weighted-average number of shares indicated above and, in all cases, round to the amounts presented.

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Unaudited)
	(Dollars in thousands, except per share data)
Revenue, net	$68,458	$65,206	$63,014	$61,253	$257,931
(Provision) benefit for income taxes	(503)	4,043	(2,103)	(3,535)	(2,098)

(Loss) income from continuing operations(1)(2)(3)(4)(5)	$(277)	$(8,348)	$5,696	$7,469	$4,540
Discontinued operations, net of tax(6)(7)	665	(3,439)	(1,957)	3,679	(1,052)

Net income (loss)	$388	$(11,787)	$3,739	$11,148	$3,488

Basic and diluted (loss) income per common share(8):
Continuing operations	$(0.01)	$(0.19)	$0.13	$0.17	$0.10
Discontinued operations	0.02	(0.08)	(0.05)	0.08	(0.02)

Net income (loss)	$0.01	$(0.27)	$0.08	$0.25	$0.08

Basic common shares outstanding (weighted-average)	44,119,293	44,084,940	44,146,959	44,146,959	44,124,538
Diluted common shares outstanding (weighted-average)	44,119,293	44,084,940	44,167,675	44,207,002	44,214,003

(1)	Includes an other-than-temporary impairment charge in continuing operations of approximately $1.5 million during the third quarter related to a cost-method investment. Cost-method investments are more fully discussed in Note 7, “Other Non-Current Assets,” to the Company’s consolidated financial statements.

(2)	Includes provision for restructuring costs of $4.3 million, $21.5 million, $(0.2) million and less than $(0.1) million during the first quarter, second quarter, third quarter and fourth quarter, respectively. Restructuring costs are more fully discussed in Note 15, “Provision for Restructuring Costs,” to the Company’s consolidated financial statements.

(3)	Includes an impairment charge of approximately $0.5 million during the fourth quarter related to an intangible asset. Intangible assets are more fully discussed in Note 6, “Goodwill and Other Intangible Assets,” to the Company’s consolidated financial statements.

(4)	Includes gain on sale of cost-method investments of approximately $1.8 million and $0.5 million during the first quarter and second quarter, respectively. Gain on sale of cost-method investments is more fully discussed in Note 7, “Other Non-Current Assets,” to the Company’s consolidated financial statements.

(5)	Includes a net gain related to repurchasing and retiring principal of the Company’s Term Loan B Facility of approximately $3.6 million and $1.3 million during the second quarter and fourth quarter, respectively. Repurchasing and retiring of the Company’s Term Loan B Facility is more fully discussed in Note 9, “Borrowings,” to the Company’s consolidated financial statements.

(6)	Includes provision for litigation reserves and settlements in discontinued operations of $1.5 million and $1.8 million during the third quarter and fourth quarter, respectively. Litigation reserves and settlements are more fully discussed in Note 19, “Commitments and Contingencies,” to the Company’s consolidated financial statements.

(7)	Includes income tax benefit related to discontinued operations of $0.2 million, $0.1 million, $0.3 million and $0.5 million for the first quarter, second quarter, third quarter and fourth quarter, respectively. Income taxes related to discontinued operations are more fully discussed in Note 10, “Income Taxes,” to the Company’s consolidated financial statements.

(8)	Basic and diluted income (loss) per common share amounts have been computed using the weighted-average number of shares indicated above, in all cases, round to the amount presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

PRIMEDIA Inc.

Norcross, Georgia

We have audited the accompanying consolidated balance sheet of PRIMEDIA Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PRIMEDIA Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 7, 2011

PRIMEDIA INC. AND SUBSIDIARIES

Consolidated Balance Sheet

	December 31,
	2010	2009
	(Dollars in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$7,563	$9,472
Accounts receivable (net of allowance for doubtful accounts of $951 and $1,217, respectively)	23,645	24,802
Inventories	374	432
Prepaid expenses and other	7,388	16,583
Deferred tax asset, net	1,346	1,470

Total current assets	40,316	52,759
Property and equipment (net of accumulated depreciation and amortization of $35,939 and $80,932, respectively)	17,801	17,997
Intangible assets, net	15,574	20,667
Goodwill	129,305	129,305
Deferred tax asset—non-current, net	—	8,275
Other non-current assets	9,736	10,726

Total assets	$212,732	$239,729

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$9,118	$11,788
Accrued expenses and other	27,978	40,994
Deferred revenue	407	399
Revolving credit facility	1,200	—
Current maturities of long-term debt and capital lease obligations	2,638	2,922

Total current liabilities	41,341	56,103
Long-term debt	205,283	222,349
Deferred tax liability—non-current, net	4,182	—
Other non-current liabilities	55,750	63,436

Total liabilities	306,556	341,888
Commitments and contingencies (Note 19)
Stockholders’ deficiency:
Common stock—par value $0.01; 350,000,000 shares authorized; 45,918,802 and 45,793,697 shares issued, respectively; 44,272,064 and 44,146,959 shares outstanding, respectively	459	457
Additional paid-in capital (including warrants of $31,690)	2,376,177	2,373,684
Accumulated deficit	(2,392,791)	(2,398,469)
Common stock in treasury, at cost (1,646,738 shares)	(76,304)	(76,304)
Accumulated other comprehensive loss, net	(1,365)	(1,527)

Total stockholders’ deficiency	(93,824)	(102,159)

Total liabilities and stockholders’ deficiency	$212,732	$239,729

The accompanying notes are an integral part of these consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Consolidated Statement of Operations

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)
Revenue, net:
Advertising	$207,254	$224,571	$250,704
Distribution	24,964	33,360	53,401

Total revenue, net	232,218	257,931	304,105

Costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	14,654	23,369	32,420
Marketing and selling	74,739	77,635	75,722
Distribution and circulation	39,981	60,931	85,218
General and administrative expenses	36,749	37,906	48,700
Depreciation and amortization of property and equipment	12,845	13,256	14,475
Amortization of intangible assets	5,093	2,970	2,870
Provision for restructuring costs	6,550	25,627	5,238
Interest expense	11,313	15,670	19,338
Amortization of deferred financing costs	881	915	922
Other income, net	(2,713)	(6,986)	(2,821)

Total costs and expenses	200,092	251,293	282,082
Income from continuing operations before (provision) benefit for income taxes	32,126	6,638	22,023
(Provision) benefit for income taxes	(12,501)	(2,098)	27,004

Income from continuing operations	19,625	4,540	49,027

Discontinued operations, net of tax (including gain on sale of businesses, net of tax, of $0, $0 and $2,049, respectively)	(1,361)	(1,052)	10,441

Net income	$18,264	$3,488	$59,468

Basic and diluted earnings (loss) per common share:
Continuing operations	$0.44	$0.10	$1.11
Discontinued operations	(0.03)	(0.02)	0.24

Net income	$0.41	$0.08	$1.35

Dividends declared per share of common stock outstanding	$0.28	$0.28	$0.28

Weighted-average basic shares of common stock outstanding	44,195,208	44,124,538	44,176,398

Weighted-average diluted shares of common stock outstanding	44,437,845	44,214,003	44,197,590

The accompanying notes are an integral part of these consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficiency

	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficiency
	(Dollars in thousands, except per share data)
Balance at January 1, 2008	45,572,518	$455	$2,370,428	$(2,436,719)	$(75,877)	$(2,112)	$(143,825)
Comprehensive income (loss):
Net income	—	—	—	59,468	—	—	59,468
Other comprehensive loss, net of tax
Net unrealized losses on cash flow hedges, net	—	—	—	—	—	(2,722)	(2,722)

Total comprehensive income							56,746
Non-cash charges for stock-based compensation	—	—	2,108	—	—	—	2,108
Issuances of common stock, net of shares withheld for employee taxes and other	23,100	—	42	—	—	—	42
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(12,359)	—	—	(12,359)

Balance at December 31, 2008	45,595,618	455	2,372,578	(2,389,610)	(75,877)	(4,834)	(97,288)
Comprehensive income:
Net income	—	—	—	3,488	—	—	3,488
Other comprehensive income, net of tax
Net unrealized gains on cash flow hedges, net	—	—	—	—	—	3,307	3,307

Total comprehensive income							6,795
Non-cash charges for stock-based compensation	—	—	1,281	—	—	—	1,281
Issuances of common stock, net of shares withheld for employee taxes and other	198,079	2	(175)	—	—	—	(173)
Repurchases of common stock	—	—	—	—	(427)	—	(427)
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(12,347)	—	—	(12,347)

Balance at December 31, 2009	45,793,697	457	2,373,684	(2,398,469)	(76,304)	(1,527)	(102,159)
Comprehensive income:
Net income	—	—	—	18,264	—	—	18,264
Other comprehensive income, net of tax
Net unrealized gains on cash flow hedges, net	—	—	—	—	—	162	162

Total comprehensive income							18,426
Non-cash charges for stock-based compensation	—	—	2,672	—	—	—	2,672
Issuances of common stock, net of shares withheld for employee taxes and other	125,105	2	(179)	—	—	—	(177)
Cash dividends declared on common stock ($0.28 per share)	—	—	—	(12,586)	—	—	(12,586)

Balance at December 31, 2010	45,918,802	$459	$2,376,177	$(2,392,791)	$(76,304)	$(1,365)	$(93,824)

The accompanying notes are an integral part of these consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Operating activities:
Net income	$18,264	$3,488	$59,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,819	17,141	18,407
Impairment of cost-method investments	—	1,500	914
Gain on sale of cost-method investments	—	(2,260)	—
Gain on sale of business, net	—	—	(2,049)
(Gain) loss on repurchase of debt	(1,408)	(4,967)	103
Stock-based compensation	2,672	1,281	2,108
Deferred income taxes	13,024	5,627	(27,233)
Bad debt expense	1,225	4,100	3,817
Loss on disposal of property and equipment	179	18	1,251
(Increase) decrease in:
Accounts receivable, net	(68)	(919)	(2,310)
Inventories	58	504	(194)
Prepaid expenses and other	9,068	9,425	(21,162)
(Decrease) increase in:
Accounts payable	(1,917)	(3,831)	2,690
Accrued expenses and other	(15,398)	(2,457)	(7,157)
Deferred revenue	8	109	48
Other non-current liabilities	(6,637)	2,891	(7,610)
Other, net	—	—	5

Net cash provided by operating activities	37,889	31,650	21,096

Investing activities:
Proceeds from sales of available for sale securities	—	—	15,425
Payments for investments	—	—	(14)
Proceeds from sale of cost-method investments	—	2,260	—
Additions to property and equipment	(12,687)	(11,211)	(12,977)
Payments related to the sale of businesses	—	—	(4,355)
Proceeds from sale of businesses	—	—	2,389
Other, net	10	—	—

Net cash (used in) provided by investing activities	(12,677)	(8,951)	468

Financing activities:
Payment of dividends on common stock	(12,438)	(12,347)	(12,359)
Borrowings under revolving credit facility	19,700	5,000	18,200
Repayments under revolving credit facility	(18,500)	(18,200)	(5,000)
Payments for deferred and other financing fees	—	(510)	—
Payments for repurchase of debt	(12,784)	(14,931)	(2,679)
Repayments of borrowings under credit agreements	(2,500)	(2,500)	(2,500)
Capital lease payments	(422)	(607)	(506)
(Payments) proceeds related to issuances of common stock, net of value of shares withheld for employee taxes	(177)	(175)	42
Repurchases of common stock	—	(427)	—
Other	—	—	(1)

Net cash used in financing activities	(27,121)	(44,697)	(4,803)

(Decrease) increase in cash and cash equivalents	(1,909)	(21,998)	16,761
Cash and cash equivalents, beginning of period	9,472	31,470	14,709

Cash and cash equivalents, end of period	$7,563	$9,472	$31,470

Supplemental information:
Cash paid for interest, including interest on capital leases and restructuring liabilities	$11,480	$15,916	$19,323

Cash (refunded) paid for income taxes, net	$(9,731)	$(20,193)	$7,746

Noncash investing and financing activities:
Accrued property and equipment acquisitions	$1,343	$1,193	$451

Equipment acquisitions under capital leases	$—	$102	$1,321

Dividends payable	$148	$—	$—

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

Note 2.    Summary of Significant Accounting Policies

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant accounting estimates include the establishment of the allowance for doubtful accounts; reserves for exit or disposal cost obligations; internal use software development costs; the cost of stock-based compensation; income taxes, including the valuation allowance for deferred tax assets and uncertain tax positions, and tax-related liabilities; and the recoverability and lives of long-lived assets, including goodwill.

Basis of Presentation. The consolidated financial statements include the accounts of PRIMEDIA and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Liabilities related to deferred non-compete income reported in the prior year in deferred revenue have been reclassified to accrued expenses and other, and liabilities related to deferred non-compete income reported in deferred revenue (non-current) in the prior year have been reclassified to other non-current liabilities in order to conform to the current year presentation.

Cash and Cash Equivalents. Management considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2010 and 2009, cash equivalents include money market accounts.

The Company’s banking arrangements allow it to fund outstanding checks drawn on zero-balance disbursement accounts when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts in the amount of $3.7 million are recorded in accounts payable in the consolidated balance sheet as of December 31, 2010 and 2009, and are reflected as an operating activity in the consolidated statements of cash flows.

Concentrations of Credit Risk. Substantially all of the Company’s trade receivables are from advertising customers located throughout the United States. The Company establishes its credit policies based on an ongoing evaluation of its customers’ credit worthiness and competitive market conditions and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposure outstanding as of December 31, 2010.

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

Goodwill and Other Indefinite-Lived Intangible Assets. The Company does not amortize goodwill and indefinite-lived intangible assets, primarily trademarks, but subjects them to impairment tests, at least annually. All other intangible assets are amortized over their estimated useful lives, primarily on a straight-line basis. The Company’s annual impairment testing date for goodwill and indefinite-lived intangible assets is October 31. The impairment test involves comparing the fair value of the asset to its carrying value. As long as the fair value is greater than the carrying value, there is no impairment. Goodwill is tested at a reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company are assigned to reporting units to the extent that they are employed in or are considered a liability related to the operations of the reporting units and are considered in determining the fair value of the reporting units. Fair value is determined by using management’s expectations of cash flows in the next five years plus an expected residual value; a discount factor, approximating the Company’s weighted-average cost of capital using market participant assumptions (13%); and the Company’s combined federal and state statutory tax rate (38%). The fair value is compared to the carrying value of the reporting unit, or of the asset, as applicable.

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

As is more fully discussed in Note 6, the Company assessed certain of its intangible assets for impairment during 2010 and 2009 due to events that arose indicating the carrying value of the assets might not be recoverable.

Income Taxes. GAAP requires an asset and liability approach for the accounting and reporting of income taxes. The provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between the basis for financial reporting purposes and the tax basis of assets and liabilities that will result in deductible or taxable amounts in future years when such assets and liabilities are recovered or settled, respectively. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be realized or settled. Recognition of certain deferred tax assets is based upon management’s belief that, based upon historical earnings and anticipated future earnings, normal operations or available tax planning strategies will generate sufficient future taxable income to realize these benefits. A significant portion of the Company’s deferred tax assets are net operating loss carryforwards (“NOLs”), which have lives of up to 20 years. When, in the opinion of management, it is “more likely than not” that a net deferred tax asset will be realized, no valuation allowance is required.

In order to be recognized, benefits arising from uncertain tax positions must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The liability for uncertain tax positions is included in other non-current liabilities in the consolidated balance sheet.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Deferred Financing Costs. Deferred financing costs are amortized under the straight-line method over the terms of the related indebtedness, which approximates the effective interest method.

Stock-Based Compensation. The Company expenses the fair value of stock-based compensation for all grants, modifications or settlements. The cost of stock-based compensation, including graded-vesting awards, is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period, giving effect to anticipated forfeitures of awards.

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

Barter Transactions. The Company trades advertisements in its traditional and online properties in exchange for advertising in properties of other companies and distribution-related expenses. Revenue and related expenses from barter transactions are recorded at fair value in accordance with GAAP. Revenue from barter transactions was approximately $0.6 million, $1.2 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, with approximately equal related expense amounts in each year.

Cost of Goods Sold. Costs of goods sold is comprised of paper, printing and editorial costs, which include the cost of artwork, graphics, prepress and photography for new advertising (both print and digital), and which are expensed as incurred.

Internal-Use Software. The Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in developing or obtaining internal use software and includes them in property and equipment, net. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than three years using the straight-line method. In addition, in accordance with GAAP, direct internal and external costs associated with the development of the features and functionality of the Company’s websites incurred during the application and infrastructure development phase have been capitalized and are included in property and equipment, net in the consolidated balance sheet. Typical capitalized costs include, but are not limited to, acquisition and development of software tools required for the development and operation of the website, acquisition and registration costs for domain names, and costs incurred to develop graphics for the website. These capitalized costs are amortized over the estimated useful life of up to two years using the straight-line method. Capitalized software costs are subject to impairment evaluation.

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

The Company adopted the new GAAP effective January 1, 2009 (see Note 18).

The Company records all derivative financial instruments in the consolidated balance sheet at fair value in prepaid expenses and other or other non-current assets and in accrued expenses and other or other non-current liabilities. Changes in fair value are recorded each period in operations or accumulated other comprehensive income (loss) (“AOCI”), depending upon the purpose for using the derivative financial instrument and its qualification, designation and effectiveness as a hedging instrument. The Company may designate a derivative financial instrument as a hedging instrument in either a cash flow or a fair value hedging relationship.

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

The Company adopted the new GAAP on January 1, 2008 for its financial assets and liabilities and on January 1, 2009 for its nonfinancial assets and liabilities, and the adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows (see Note 18).

In April 2009, the FASB issued new GAAP enhancing consistency in financial reporting by increasing the frequency of fair value disclosures under the scope of GAAP on fair value measurements. This new GAAP is effective for interim and annual periods ending after June 15, 2009.

The Company adopted the new GAAP effective June 30, 2009 (see Note 18).

In February 2010, the FASB issued new GAAP, requiring new disclosures regarding:

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

The new GAAP also provides clarification on existing disclosures about:

•

Level of disaggregation. Fair value measurement disclosures for each class of assets and liabilities are to be provided. A class is often a subset of assets or liabilities within a line item in the consolidated balance sheet.

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

The Company adopted all of the disclosure requirements of the new GAAP, effective January 1, 2010, except for those about purchases, sales, issuances and settlements (see Note 18).

Recent Accounting Pronouncements

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

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued Accounting Standards Update No. (“ASU”) 2009-13, which provides new criteria for separating consideration in multiple-deliverable arrangements. Under these new criteria, multiple-deliverable arrangements are likely to be separated in more circumstances than under previous GAAP. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is to be based on:

•	vendor-specific objective evidence, if available;
•	third-party evidence, if vendor-specific objective evidence is not available; or
•	estimated selling price, if neither vendor-specific objective evidence nor third-party evidence is available.

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

ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company will adopt ASU 2009-13 effective January 1, 2011.

The Company’s multiple deliverable arrangements are composed of integrated marketing packages, which include subscription-based digital and print advertising delivered by the Company on behalf of its advertiser clients pursuant to contracts that are typically 12 or more months in duration. The terms of the contracts include monthly billing. Under previous GAAP, these arrangements did not meet the criteria for separate units of accounting; however, under the new GAAP, the separability criteria are met, and digital and print advertising must be accounted for separately. The timing of the completion of the earnings process is different for digital and print advertising, and as a result, under the new GAAP, the recognition of the digital portion of the billed revenue must be deferred for approximately one month.

As a result of the adoption of the new GAAP, the Company does not expect a significant impact on the timing or amount of its billings or cash receipts associated with its multiple-deliverable arrangements; however, as a result of the adoption, the Company’s advertising revenue is expected to decrease during 2011 by $4.0 million to $5.0 million, including $0.7 million during the first quarter. The adoption is not expected to have a significant impact on the consolidated balance sheet.

Note 3.    Discontinued Operations

The Company has classified all of the results of divested entities as discontinued operations for all periods presented in accordance with GAAP.

Details about the Company’s divestitures during the year ended December 31, 2008 are as follows:

	Year of Inclusion in Discontinued Operations	Basis for Inclusion in Discontinued Operations		Consideration		Pre-tax Gain on Disposition Recognized During the Year Ended December 31, 2008
Segment, Group or Division			Year of Disposition	Form	Amount
					(Dollars in thousands)

PRIMEDIA Healthcare (part of Education segment), a medical education business(1)	2006	Announcement of active pursuit of sale of segment	2008	Cash	$200	$132

Enthusiast Media segment(2)	2007	Sale of segment	2007	Cash	1,177,900	651

Auto Guides division(3)	2007	Announcement of intent to sell or shut down operations of division	2008	Cash	2,100	42

(1)	Remaining operations were shut down, resulting in a loss of approximately $0.4 million.

(2)	Final adjustments, including the recording of additional gain, were made in 2008, resulting in payment of approximately $4.4 million to acquirer.

(3)	Remaining operations were shut down, resulting in a loss of approximately $0.8 million.

There was no pre-tax gain or loss on disposition recognized during the years ended December 31, 2010 and 2009.

The components of discontinued operations included in the consolidated statement of operations are as follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Total revenue, net	$—	$—	$3,353

Income (loss) from operations:
PRIMEDIA Healthcare	$—	$—	$132
Auto Guides division	—	—	(1,668)
Provision for litigation reserves and settlements	—	(3,250)	(6,000)
Professional fees	(655)	(1,825)	(2,287)
Adjustments to accrued operating lease liabilities	(2,650)	(2,770)	2,123
Insurance-related benefits (expenses)	12	(397)	(1,488)
Tax-related contingencies	1,848	6,638	462
Write-off of receivables and other assets	—	(259)	(1,164)
Other	518	(249)	(960)

Loss from operations before (provision) benefit for income taxes and gain on sale of businesses	(927)	(2,112)	(10,850)
Gain on sale of businesses:
PEM segment	—	—	651
PRIMEDIA Healthcare	—	—	132
Auto Guides division	—	—	42
(Provision) benefit for income taxes	(434)	1,060	20,466

Discontinued operations, net of tax (including gain on sale of businesses)	$(1,361)	$(1,052)	$10,441

The components of the (provision) benefit for income taxes included in discontinued operations in the consolidated statement of operations are as follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Benefit (provision) for tax expense on pre-tax income (loss), adjusted for permanent differences	$106	$(1,779)	$15,046
Benefit for 2008 extended NOL carryback under Worker, Homeownership, and Business Assistance Act of 2009	—	9,347	—
Provision for tax benefit on gain on sale of business	—	—	1,227
Change in liability for uncertain tax positions	(834)	(6,687)	(1,347)
Changes in estimates included in prior year tax provision	294	179	5,540

Total (provision) benefit for income taxes	$(434)	$1,060	$20,466

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

The gain on sale of businesses, net of tax, was $2.0 million for the year ended December 31, 2008. There were no gains on sales of businesses, net of tax, for the years ended December 31, 2010 and 2009.

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

Held for Sale

As of December 31, 2010 and 2009 there were no assets and liabilities of businesses held for sale.

Cash Flows

For the purposes of the consolidated statement of cash flows, the Company does not separately report cash flows arising from discontinued operations. For purposes of calculating cash provided by or used in operating activities, discontinued operations are included until sold or shut down; therefore, these discontinued operations do not contribute to operating activities for the full year in which the sale of an entity occurs.

Note 4.    Available for Sale Securities

During 2008, the Company sold all of its available for sale securities with no realized gain or loss. As of and for the years ended December 31, 2010 and 2009, the Company had no available for sale securities.

Note 5.    Property and Equipment, Net

Property and equipment, net, including assets held under capital leases, consisted of the following:

	2010	December 31,
	Range of Lives (years)	2010	2009
	(Dollars in thousands)
Leasehold improvements	Shorter of economic life or 5 years	$2,903	$3,178
Furniture and fixtures	7	3,635	4,247
Machinery and equipment	3-5	13,089	14,608
Internal use software	2-3	30,539	71,825
Display racks and other	3	3,574	5,071

		53,740	98,929
Less: Accumulated depreciation and amortization		35,939	80,932

		$17,801	$17,997

Included in property and equipment as of December 31, 2010 and 2009 are assets acquired under capital leases in the amount of $1.1 million and $1.2 million, respectively, with accumulated amortization of $0.9 million and $0.7 million, respectively (see Note 19).

During 2010, the Company retired approximately $57.6 million of fully depreciated property and equipment, primarily capitalized software, that is no longer in use. There was no impact to the Company’s net income or cash flows for any period as a result of the retirement of these assets.

Note 6.    Goodwill and Other Intangible Assets

GAAP requires companies to assess goodwill and indefinite-lived intangible assets for impairment at least annually. The Company’s impairment testing under GAAP related to accounting for goodwill and indefinite-lived intangibles did not result in any impairment for any period presented.

There have been no changes in the carrying amount of goodwill since December 31, 2008.

Intangible assets not subject to amortization had a carrying value of $6.3 million as of December 31, 2010 and 2009 and consisted of trademarks.

Intangible assets subject to amortization consisted of the following:

	Weighted- Average Amortization Period (Years)	December 31,
		2010			2009
		Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
				(Dollars in thousands)
Advertiser lists	12	$92,953	$83,679	$9,274	$93,953	$79,825	$14,128
Other	6	5,742	5,720	22	5,742	5,481	261

		$98,695	$89,399	$9,296	$99,695	$85,306	$14,389

Amortization expense for intangible assets subject to amortization is as follows:

Years Ended December 31,
2010	2009	2008
(Dollars in thousands)
$4,093	$2,468	$2,870

As of December 31, 2010, estimated future amortization expense of intangible assets subject to amortization is as follows:

Years Ended December 31,
2011	2012	2013	2014	2015
(Dollars in thousands)
$2,629	$2,175	$2,022	$1,523	$758

During 2009, factors were identified indicating that the carrying value of two of the Company’s advertiser lists might not be recoverable. The Company determined that the expected undiscounted cash flows associated with one advertiser list were less than the carrying value and, as a result, recorded an impairment charge of approximately $0.5 million during the year ended December 31, 2009, which is included in amortization of intangible assets in the consolidated statement of operations. The Company also determined that the decline in the value of the asset was occurring faster than the expense was being recognized using the straight-line method of amortization. To better match the deterioration in the value of the assets, the Company concluded that an accelerated method of amortization over a shorter estimated life would be appropriate and made this change in estimate effective January 1, 2010. The Company’s estimate of future amortization expense of intangible assets subject to amortization, including the impact of this change in estimate, was expected to result in an increase in estimated future amortization expense of $1.6 million, $0.9 million, $0.4 million, $0.3 million and $0.3 million for 2010, 2011, 2012, 2013 and 2014, respectively, over what it would have been absent the change in estimate.

During 2010, new factors were again identified indicating that the carrying value of the advertiser list for which an impairment charge was recorded in 2009 might not be recoverable. The Company determined that the expected undiscounted cash flows associated with this advertiser list were less than the carrying value and, as a result, recorded an impairment charge of approximately $1.0 million during the year ended December 31, 2010, which is included in amortization of intangible assets in the consolidated statement of operations. The Company also concluded that the asset was expected to have a shorter estimated life and made this change effective January 1, 2011. As a result of the impairment charge recorded in 2010 and the shorter estimated life for the advertiser list, the Company’s estimate, included above, of future amortization expense of intangible assets subject to amortization is less in 2011 through 2015 by approximately $0.2 million each year than what it would have been absent the change in estimate.

Note 7. Other Non-Current Assets

Other non-current assets consisted of the following:

	December 31,
	2010	2009
	(Dollars in thousands)
Deferred financing costs, net	$3,043	$4,160
Cost-method investments	1,000	1,000
Income taxes	5,249	5,034
Other	444	532

	$9,736	$10,726

Deferred financing costs

The deferred financing costs are net of accumulated amortization of $3.1 million and $2.2 million as of December 31, 2010 and 2009, respectively. During 2010 and 2009, the Company wrote-off $0.2 million and $0.4 million, respectively, of deferred financing costs resulting from debt redemptions and repurchases (see Note 9).

Cost-method investments

During the year ended December 31, 2009, the Company sold certain cost-method investments, which had previously been written down to their estimated fair value of $0.0 million, for cash and recorded a corresponding gain of $2.3 million to other (income) expense, net in the consolidated statement of operations.

As is more fully discussed in Note 18, the Company recorded an impairment loss of approximately $1.5 million during the year ended December 31, 2009 related to its cost-method investments.

Note 8. Accrued Expenses and Other and Other Non-Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2010	2009
	(Dollars in thousands)
Payroll, commissions and related employee benefits	$9,212	$7,319
Reserves for litigation	—	5,750
Restructuring liabilities	4,386	12,738
Tax-related liabilities	2,789	4,745
Obligations for accrued lease liabilities of divested entities	3,117	3,178
Deferred non-compete income	1,700	1,700
Interest payable	14	181
Derivative financial instrument liabilities	2,210	880
Accrued professional fees	696	604
Other	3,854	3,899

	$27,978	$40,994

Other non-current liabilities consisted of the following:

	December 31,
	2010	2009
	(Dollars in thousands)
Tax-related liabilities	$27,230	$28,365
Obligations for accrued lease liabilities of divested entities	7,269	8,612
Derivative financial instrument liabilities	—	1,049
Restructuring liabilities	13,816	17,619
Deferred non-compete income	5,950	7,650
Other	1,485	141

	$55,750	$63,436

At December 31, 2007, an approximate $5.1 million liability was recorded as a divesture reserve related to the sale of the PEM segment during the third quarter of 2007. The reserve was established as a working capital settlement at the time of the sale of the PEM segment. During 2008, the Company settled the working capital adjustment with the buyer and recognized an additional $0.7 million gain on sale of businesses before income taxes. The Company’s consolidated statement of cash flows discloses the payments made during 2008 of approximately $4.4 million related to the sale of businesses. The cash settlement of $4.4 million together with the additional gain on sale of $0.7 million resulted in a divesture reserve balance of $0.0 million at December 31, 2009 and 2010.

Note 9.    Borrowings

Long-term debt consisted of the following:

	December 31,
	2010	2009
	(Dollars in thousands)
Borrowings under bank credit facilities	$207,772	$224,700
Obligations under capital leases (see Note 19)	149	571

	207,921	225,271
Less: Current maturities of long-term debt	2,638	2,922

	$205,283	$222,349

Bank Credit Facilities

The Company has a $350.0 million senior secured bank credit facility comprised of two loan facilities: (1) a revolving credit facility with aggregate commitments of $100.0 million (the “Revolving Facility”), which matures on August 1, 2013, and (2) a Term Loan B credit facility in an aggregate principal amount of $250.0 million (the “Term Loan B Facility”), which matures on August 1, 2014 (the “Term Loan B Maturity Date”).

Amounts borrowed under the Revolving Facility bear interest, at the Company’s option, at an annual rate of either the base rate plus an applicable margin ranging from 0.625% to 1.00% or the eurodollar rate plus an applicable margin ranging from 1.625% to 2.00%. The interest rate on the Revolving Facility at December 31, 2010 was 2.01%. The Term Loan B Facility bears interest, at the Company’s option, at an annual rate of either the base rate plus an applicable margin ranging from 1.00% to 1.25% or the eurodollar rate plus an applicable margin ranging from 2.00% to 2.25%. The weighted-average interest rate on the Term Loan B Facility at December 31, 2010 was 2.30%, which does not include the impact of interest rate swaps in designated hedging relationships. Pursuant to the provisions of the Term Loan B Facility and as a result of having a leverage ratio below 2.75 to 1 at December 31, 2010, the applicable margin over the eurodollar borrowing rate will be 200 basis points for the first quarter of 2011. See the discussion under “Covenant Compliance.” As a result of this and its interest rate swaps, the Company expects the weighted-average cost of its Term Loan B Facility to be approximately 3.6% during the three months ended March 31, 2011.

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

The Amendment also memorialized the reduction of the Revolving Facility commitment of Lehman Commercial Paper Inc., a subsidiary of Lehman Brothers Inc. (“Lehman”) to $0.0 million, and, as a consequence thereof, the total capacity under the Revolving Facility was reduced by $12.0 million to $88.0 million. The total capacity was reduced as a result of bankruptcy proceedings related to Lehman Brothers Holdings Inc., the parent company of

Lehman. The commitment under the Revolving Facility for each other lender remained unchanged from each such lender’s commitment immediately prior to such reduction. Additionally, effective June 30, 2009, Lehman ceased to be a co-documentation agent under the bank credit facility.

In connection with the Amendment, the Company incurred approximately $0.5 million in modification fees, which were paid to the creditors and will be expensed over the remaining term of the loan.

There are no scheduled commitment reductions under the Revolving Facility. The loans under the Term Loan B Facility are subject to scheduled repayment in quarterly installments of $0.6 million each payable on March 31, June 30, September 30 and December 31 of each year through June 30, 2014, followed by a final repayment on the Term Loan B Maturity Date of $199.0 million, which reflects the Term Loan B Facility repurchases discussed below.

Revolving Facility Borrowings

Activity under the Company’s Revolving Facility is summarized as follows:

Date	Borrowings	Repayments
	(Dollars in thousands)
June 2008	$5,000	$—
July 2008	—	5,000
September 2008	13,200	—
March 2009	—	8,800
June 2009	—	4,400
July 2009	5,000	5,000
February 2010	9,000	—
May 2010	—	9,000
August 2010	2,000	2,000
September 2010	8,700	—
December 2010	—	7,500

The bank credit facilities consisted of the following as of December 31, 2010:

	Revolving Facility	Term Loan B Facility	Total
	(Dollars in thousands)
Bank credit facilities	$88,000	$207,772	$295,772
Borrowings outstanding	(1,200)	(207,772)	(208,972)
Outstanding letters of credit	(2,068)	—	(2,068)

Unused bank commitments	$84,732	$—	$84,732

Under the bank credit facilities agreement, the Company has agreed to pay commitment fees at a per annum rate of either 0.375%, 0.300% or 0.250%, depending on its debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the bank credit facilities agreement, on the daily average aggregate unutilized commitment under the revolving loan commitment. The weighted-average of its commitment fees under the bank credit facilities for 2010, 2009 and 2008 was 0.30%, 0.33% and 0.32%, respectively. The Company also has agreed to pay certain fees with respect to the issuance of letters of credit and an annual administration fee. From time to time, it may pay amendment fees under its bank credit facilities.

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

At December 31, 2010, the Company had approximately $2.1 million in outstanding letters of credit, which are not included in the consolidated balance sheet. The letters of credit are used to cover reimbursement obligations for the Company’s insurance carriers and certain of its real estate obligations. There are no additional contingent liabilities associated with them as the underlying liabilities are already reflected in the Company’s consolidated balance sheet. The letters of credit generally expire within one year but have automatic renewal clauses.

Debt Redemptions and Repurchases

During the years ended December 31, 2010, 2009 and 2008, the Company redeemed or repurchased and retired amounts outstanding under its debt instruments as follows:

	Term Loan B Facility		8% Senior Notes due 2013
	2010	2009	2008
	(Dollars in thousands)
Principal redeemed or repurchased and retired	$14,428	$20,300	$2,576
Cash paid	(12,784)	(14,931)	(2,679)
Write-off of deferred financing fees	(236)	(402)	—

Net gain (loss) on redemption or repurchase	$1,408	$4,967	$(103)

Net gain (loss) on redemption or repurchase is included in other (income) expense, net in the consolidated statement of operations.

The scheduled repayments of all debt outstanding, including capital leases, as of December 31, 2010, were as follows:

Years Ending December 31,	Debt	Capital Lease Obligations and Other	Total
	(Dollars in thousands)
2011	$2,500	$138	$2,638
2012	2,500	11	2,511
2013	2,500	—	2,500
2014	200,272	—	200,272

Total	$207,772	$149	$207,921

Covenant Compliance

Under the most restrictive covenants contained in the bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1. As of December 31, 2010, this leverage ratio was approximately 2.72 to 1.

For purposes of the Company’s bank credit facilities, the provision for restructuring costs is excluded from the Company’s calculation of consolidated EBITDA, as defined in the bank credit facilities.

Pursuant to the provisions of the Term Loan B Facility and as a result of having a leverage ratio below 2.75 to 1 at December 31, 2010, the applicable margin over the eurodollar borrowing rate will be 200 basis points for the first quarter of 2011.

At December 31, 2010, the Company was in compliance with all of its debt covenants.

Note 10.    Income Taxes

The components of the (provision) benefit for income taxes were as follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Current:
Federal	$(512)	$2,940	$20,859
State and local	(166)	587	(622)

Total	(678)	3,527	20,237
Deferred:
Federal	(10,573)	(4,535)	(1,928)
State and local	(1,684)	(1,092)	(164)

Total	(12,257)	(5,627)	(2,092)
Change in valuation allowance	—	1,062	29,325

Total deferred (provision) benefit	(12,257)	(4,565)	27,233

Total (provision) benefit for income taxes	$(12,935)	$(1,038)	$47,470

The (provision) benefit for income taxes included in the Company’s consolidated statement of operations and attributable to continuing and discontinued operations was as follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Continuing operations	$(12,501)	$(2,098)	$27,004
Discontinued operations	(434)	1,060	20,466

Total (provision) benefit for income taxes	$(12,935)	$(1,038)	$47,470

A reconciliation of the income tax expected at the U.S. federal statutory income tax rate of 35% to the income taxes provided on the income from continuing operations is set forth below:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Tax provision at federal statutory rate	$(11,283)	$(2,323)	$(7,708)
Permanent items	(138)	(479)	134
State and local taxes, net of federal impact	(1,785)	(941)	(332)
Change in uncertain tax positions	897	1,070	347
Change in deferred compensation	(58)	(370)	—
Change in valuation allowance	—	1,062	37,014
Change in deferred tax liability	—	—	(2,092)
Other, net	(134)	(117)	(359)

(Provision) benefit for income taxes	$(12,501)	$(2,098)	$27,004

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

	December 31,
	2010			2009
	Federal	State and Local	Total	Federal	State and Local	Total
	(Dollars in thousands)
Deferred income tax assets
Current:
Difference between carrying amount and tax basis of accrued expenses and other	$3,902	$587	$4,489	$5,700	$882	$6,582
Difference between carrying amount and tax basis of restructuring reserves	1,679	252	1,931	4,753	736	5,489
Difference between carrying amount and tax basis of deferred rent	858	129	987	1,089	168	1,257
Operating loss carryforwards	5,737	—	5,737	—	—	—

Total current	12,176	968	13,144	11,542	1,786	13,328

Non-current:
Difference between carrying amount and tax basis of accrued expenses and other	—	—	—	349	54	403
Difference between carrying amount and tax basis of deferred non-compete income	1,448	218	1,666	964	149	1,113
Difference between carrying amount and tax basis of restructuring reserves	5,303	797	6,100	6,385	988	7,373
Difference between carrying amount and tax basis of deferred rent	2,152	323	2,475	2,324	360	2,684
Difference between carrying amount and tax basis of other intangible assets	1,430	215	1,645	903	140	1,043
Difference between carrying amount and tax basis of liability for uncertain tax positions	4,769	192	4,961	4,804	159	4,963
Difference between carrying amount and tax basis of stock-based compensation	1,422	214	1,636	912	141	1,053
Operating loss carryforwards	149,407	2,647	152,054	157,573	2,170	159,743
Alternative minimum tax credit carryforwards	184	—	184	—	—	—
Difference between carrying amount and tax basis of cost-method investments	3,050	458	3,508	7,342	1,136	8,478

Total non-current	169,165	5,064	174,229	181,556	5,297	186,853

Total deferred income tax assets	181,341	6,032	187,373	193,098	7,083	200,181

Deferred income tax liabilities
Non-current:
Difference between carrying amount and tax basis of net gain on repurchase of debt	1,879	—	1,879	—	—	—
Difference between carrying amount and tax basis of property and equipment	1,299	195	1,494	639	99	738
Difference between carrying amount and tax basis of indefinite-lived intangible assets	15,970	2,399	18,369	14,316	2,215	16,531

Total deferred income tax liabilities	19,148	2,594	21,742	14,955	2,314	17,269
Net deferred income tax assets	162,193	3,438	165,631	178,143	4,769	182,912
Less: Valuation allowance	(163,122)	(5,345)	(168,467)	(166,183)	(6,984)	(173,167)

Net	$(929)	$(1,907)	$(2,836)	$11,960	$(2,215)	$9,745

As of December 31, 2010, the Company had aggregate federal NOLs of approximately $445.9 million. The $445.9 million of federal NOLs remaining at December 31, 2010 are available to reduce future taxable income, and the substantial majority expire between 2020 and 2024. In addition, the Company has state and local NOLs in various jurisdictions in which the Company and/or its subsidiaries file income tax returns. These state and local NOLs expire over various periods based on applicable state and local statutes and regulations.

As of December 31, 2009, the Company had aggregate federal NOLs of approximately $452.4 million. During the year ended December 31, 2009, the Company recognized a tax benefit of $1.1 million and $9.3 million in continuing and discontinuing operations, respectively, as a result of its ability, under the “Workers, Homeownership, and Business Assistance Act of 2009,” to elect to carryback its federal NOLs to recover income taxes previously paid. This tax benefit was offset by the 2009 tax expense in discontinued operations of $(7.2) million for uncertain tax positions on certain temporary items. The net income tax benefit recorded as a result of this carryback was $1.1 million and $2.1 million in continuing and discontinued operations, respectively. This expected carryback of $10.4 million is included in prepaid expenses and other in the consolidated balance sheet.

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

As of December 31, 2010 and 2009, the Company maintained a partial valuation allowance against its net deferred income tax assets. The Company may release additional valuation allowance in future periods when it can conclude that a greater portion of the net deferred tax assets is more likely than not to be realized. To the extent the Company reports taxable income in future periods, it intends to use its NOLs, to the extent allowable, to offset that taxable income and reduce cash outflows for income taxes. The Company’s ability to use its federal and state NOLs and federal and state tax credit carryforwards may be subject to restrictions attributable to equity transactions in the future resulting from changes in ownership as defined under the Internal Revenue Code.

The Company no longer amortizes indefinite-lived intangible assets for financial reporting purposes but continues to amortize them for tax purposes. Therefore, the Company will have deferred tax liabilities that will arise each quarter because the temporary differences related to the amortization of these assets for tax purposes will not reverse prior to the expiration period of the Company’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. During 2010, 2009 and 2008, the Company recorded a benefit for deferred income taxes of $1.8 million, $2.2 million and $2.1 million, respectively, related to the change in the Company’s net deferred tax liability for the tax effect of the net increase in the difference between the basis in the indefinite-lived intangible assets for financial reporting and tax purposes.

The following is a reconciliation of the total amount of unrecognized tax benefits:

	As of and for the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Unrecognized tax benefit, beginning of period	$82,166	$83,556	$92,684
Gross increase—tax positions in prior period	—	21	1,103
Gross decrease—tax positions in prior period	(1,980)	(38)	(490)
Gross increase—tax positions in current period	—	—	7,219
Settlements	—	—	(837)
Lapsing of statutes of limitations	(827)	(1,373)	(607)
Divestitures	—	—	(15,516)

Unrecognized tax benefit, end of period	$79,359	$82,166	$83,556

Approximately $22.7 million of the $79.4 million total unrecognized tax benefits as of December 31, 2010 would, if recognized, have an impact on the effective income tax rate, while approximately $56.7 million would not. As of December 31, 2009, approximately $24.6 million of the $82.2 million total unrecognized tax benefits would, if recognized, have an impact on the effective income tax rate, while approximately $57.6 million would not. As of December 31, 2010 and 2009, the Company’s recorded liability for uncertain tax positions was $27.2 million and $28.3 million, respectively, which includes $4.5 million and $3.7 million, respectively, of interest and penalties.

During the years ended December 31, 2010, 2009 and 2008, the Company recorded charges for interest of $0.8 million, $0.7 million and $0.7 million, respectively. The Company did not record any charge for penalties during the three-year period ended December 31, 2010.

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

Of the unrecorded tax benefits at December 31, 2010 of $79.4 million, the Company believes that it is reasonably possible that, due to the expiration of the statutes of limitations in certain state and local jurisdictions within the next 12 months, the Company may record a decrease of unrecognized tax benefits and accrued interest of approximately $1.4 million.

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

Note 11.    Stockholders’ Equity

Warrants to Purchase Common Stock

In connection with the financing for an acquisition completed in 2001, the Company had outstanding, as of December 31, 2010 and 2009, warrants permitting the holders thereof to purchase approximately 1.6 million additional shares of the Company’s common stock. The warrants expire upon the earlier of specified dates beginning in the third quarter of 2011 through the third quarter of 2012 or upon a change of control. The warrants have exercise prices ranging from $42.00 to $56.00 per share, subject to adjustment, and may be net settled in shares of the Company’s common stock. The value of these warrants included in additional paid-in capital of $31.7 million was determined using the Black-Scholes pricing model.

Approximately 1.3 million of the warrants are held by KKR 1996 Fund L.P., an investment partnership created at the direction of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). KKR is a related party to the Company (see Note 20).

Options to Purchase Common Stock

In 2001, the Company retained KKR Capstone (formerly known as Capstone Consulting LLC) to provide consulting services to the Company. In 2002, the Company granted options to purchase 0.3 million shares of the Company’s common stock to Capstone for services received. These options were fully vested as of the grant date, have a ten year life and have an exercise price of $10.80 per share. Related non-cash compensation of $1.0 million, determined using the Black-Scholes pricing model, was recorded for the year ended December 31, 2002. KKR Capstone is a related party to the Company (see Note 20). These options are not included in the table of employee stock option activity (see Note 12).

Stock Repurchase Plan

In 2008, the Company’s Board of Directors authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to $5.0 million of the Company’s common stock. The Repurchase Program expired on December 31, 2010. Under the terms of the Repurchase Program, the Company repurchased shares in open market purchases or through privately negotiated transactions. To the extent repurchases were made, cash on hand was used to fund such repurchases. As of December 31, 2008, the Company had not repurchased any shares under the Repurchase Program. However, during the three months ended March 31, 2009, the Company repurchased 0.2 million shares of its common stock for approximately $0.4 million at a weighted-average price (including brokerage commissions) of $1.79 per share. The Company did not repurchase any additional shares of the Company’s common stock during 2009 or 2010. The reacquired shares have been designated as treasury shares.

Note 12.    Employee Benefit Plans

Stock-Based Compensation

The PRIMEDIA Inc. 1992 Stock Purchase and Option Plan, as amended, (the “Stock Compensation Plan”) authorizes sales of shares of common stock and grants of incentive awards in various forms, including stock options, to key employees and other persons with a unique relationship with the Company. The Stock Compensation Plan has authorized grants of up to 7.5 million shares of the Company’s common stock or options to management personnel. As of December 31, 2010, the Company had approximately 2.1 million shares of its common stock reserved for future grants in connection with the Stock Compensation Plan.

Restricted Stock

Performance Share Plan

During 2008, 2009, 2010 and 2011, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved awards of performance-based restricted stock for 2008, 2009, 2010 and 2011, to be granted under the Stock Compensation Plan, to certain employees of the Company. The extent to which an award vests is based on the Company’s level of performance during the year in which the grant is made. Under the terms of each grant, the restricted stock is forfeited if less than 90% of the applicable performance goal is achieved and fully vests if at least 100% of the applicable performance goal is achieved. If at least 90%, but less than 100%, of the applicable performance goal is achieved, a portion of the restricted stock vests pursuant to a predetermined formula. Restricted stock vests on the date of determination by the Compensation Committee of the extent to which the applicable performance goal is achieved, provided the grantee is employed by the Company at such time. At that time, restrictions on the vested portion of the award lapse, and the corresponding shares are distributed to the grantee. Awards under the 2011 plan also vest if the participant’s employment with the Company is terminated by the Company for any reason other than for cause.

Restricted stock for 2008, targeted at 0.2 million shares, vested or was forfeited based on the Company’s level of achievement of performance goals for the year ended December 31, 2008.

The performance targets for the 2009 awards were set during the first quarter of 2009, at which time approximately 0.3 million shares were granted. The performance targets for the 2009 awards were not met, and the performance-based restricted shares were deemed forfeited as of December 31, 2009. As a result, no expense was recorded for 2009 related to these performance-based restricted shares.

The performance targets for the 2010 awards were set during the first quarter of 2010, at which time approximately 0.3 million shares were granted. The performance targets for 2010 were met, and $1.1 million of performance-based restricted stock was expensed.

The performance targets for the 2011 awards were set during the first quarter of 2011, at which time approximately 0.3 million shares were granted. Performance-based restricted stock is expensed based on the probability of the Company achieving the applicable performance targets.

Service Plan

During 2008 and 2009, the Compensation Committee approved awards that totaled approximately 0.4 million shares of service-based restricted stock, granted under the Stock Compensation Plan, to the Company’s Chief Executive Officer (“CEO”). The restricted stock will vest at 100% as long as the CEO remains employed with the Company through specified vesting dates in 2009, 2010 and 2012.

During 2010, the Compensation Committee approved awards that totaled approximately 0.5 million shares of service-based restricted stock, granted under the Stock Compensation Plan, to certain employees. The restricted stock will vest at 100% as long as the employee remains employed with the Company through specified vesting dates between 2010 and 2013.

During the first quarter of 2011, the Compensation Committee approved awards that totaled approximately 0.1 million shares of service-based restricted stock, granted under the Stock Compensation Plan, to the CEO. The restricted stock will vest at 100% as long as the CEO remains employed with the Company through 2014.

A summary of all of the Company’s restricted stock award activity as of December 31, 2010, 2009 and 2008 and changes during the years then ended is presented below:

	2010		2009		2008
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of year	219,855	$3.43	415,634	$5.49	19,763	$18.50
Granted	756,376	3.56	433,326	1.81	429,634	5.49
Vested and distributed	(123,105)	4.54	(197,194)	5.49	(16,633)	18.05
Vested and surrendered(1)	(45,664)	4.79	(84,135)	5.48	(1,485)	20.88
Forfeited	(33,292)	3.35	(347,776)	2.19	(15,645)	7.32

Outstanding at end of year	774,170	3.30	219,855	3.43	415,634	5.49

(1)	Shares of common stock were surrendered to the Company by certain employees to satisfy the employees’ tax withholding obligations upon the vesting of the restricted stock.

All restricted stock granted to the Company’s Chief Executive Officer includes tandem dividend rights, and he will receive the dividends if he is employed with the Company on the dates the underlying shares vest.

As of December 31, 2010, there was $0.9 million of total unrecognized compensation cost related to restricted stock. The cost is expected to be recognized over a weighted-average period of approximately one year. The total fair value of shares vested during the year ended December 31, 2010, 2009 and 2008 was $0.6 million, $0.6 million and less than $0.1 million, respectively.

Stock Options

Stock options are granted with exercise prices at or above quoted market value for the Company’s common stock at time of issuance. Most of the options are exercisable at the rate of 20%-33% per year, commencing on the anniversary date of the grant. Most options granted pursuant to the Stock Compensation Plan expire no later than ten years from the date the option was granted.

A summary of all of the Company’s stock option award activity as of December 31, 2010, 2009 and 2008 and changes during the years then ended is presented below:

	2010				2009				2008
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (Dollars in thousands)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (Dollars in thousands)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (Dollars in thousands)
Outstanding at beginning of year	1,533,345	$18.47			2,406,344	$37.67			2,892,865	$48.65
Granted	—	—			16,000	2.11			840,000	6.42
Exercised	(2,000)	1.87		$7	—	—		$0	—	—		$0
Expired	(42,750)	37.98			(864,998)	71.93			(1,105,709)	42.67
Forfeited	(29,500)	5.80			(24,001)	6.42			(220,812)	36.38

Outstanding at end of year	1,459,095	18.18	2	19	1,533,345	18.47	3	24	2,406,344	37.67	3	0

Vested or expected to vest at end of year	1,459,095	18.18	2	19	1,533,345	18.47	3	24	2,385,785	37.94	3	0

Exercisable at end of year	1,452,428	18.25	2	6	1,143,980	19.60	3	0	1,886,790	46.27	2	0

The total intrinsic value of options exercised during 2010 was less than $0.1 million. There were no options exercised during 2009 or 2008.

The fair value of each option award was estimated at the date of grant using the Black-Scholes pricing model under the assumptions noted in the following table. Where certain inputs to the Black-Scholes model varied throughout the period, the ranges utilized for those assumptions are included. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the historical exercise behavior of employees and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Years Ended December 31,
	2009	2008
Expected volatility	109.52%-109.74%	75.15%-83.78%
Weighted-average volatility	109.60%	75.30%
Expected dividend yield	11.75%-14.32%	4.31%-11.50%
Weighted-average dividend yield	12.71%	4.44%
Expected term (in years)	5	4
Risk-free rate	2.80%-3.09%	3.91%-4.57%
Weighted-average risk-free rate	2.98%	4.56%

There were no options granted during 2010. The weighted-average fair value per option for options granted during the years ended December 31, 2009 and 2008 was $1.22 and $2.87, respectively. The Company received less than $0.1 million from the exercise of stock options during the year ended December 31, 2010. No cash was received from the exercise of stock options during the years ended December 31, 2009 and 2008. No options were settled in stock during the years ended December 31, 2010, 2009 and 2008.

As of December 31, 2010, there was less than $0.1 million of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of less than one year.

Employee Stock Purchase Plan (“ESPP”)

Effective December 31, 2007, the Company’s Board of Directors approved the termination of the ESPP. In early 2008, all of the ESPP’s net assets were used to purchase less than 0.1 million shares of the Company’s common stock, which were issued to participants. Additionally, the value of fractional shares (less applicable administrative expenses, if any) was paid directly to participants.

Stock-Based Compensation

Total recorded stock-based compensation expense was as follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Restricted stock	$2,039	$568	$1,288
Stock options	633	713	820

Total	$2,672	$1,281	$2,108

Stock-based compensation is included within costs of goods sold, marketing and selling, distribution and circulation, and general and administrative expenses in the consolidated statement of operations.

Retirement Plan

Substantially all of the Company’s employees are eligible to participate in a defined contribution plan. Prior to August 2010, employees were eligible to participate after one year of employment. Effective August 1, 2010, the one year employment requirement was eliminated, and employees became immediately eligible to participate. The expense recognized during the years ended December 31, 2010, 2009 and 2008, which primarily relates to matching contributions by the Company, was approximately $0.8 million, $0.6 million and $0.7 million, respectively.

Note 13. Income (Loss) Per Common Share

Income (loss) per common share for the years ended December 31, 2010, 2009 and 2008 has been determined based on income (loss) applicable to common stockholders, divided by the weighted-average number of common shares outstanding for all years presented.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)
Income from continuing operations	$19,625	$4,540	$49,027
Discontinued operations, net of tax	(1,361)	(1,052)	10,441

Net income	$18,264	$3,488	$59,468

Shares of common stock and common stock equivalents
Weighted-average shares used in basic computation	44,195,208	44,124,538	44,176,398
Dilutive effect of:
Restricted stock	240,705	89,381	18,107
Warrants	—	—	3,085
Options	1,932	84	—

Weighted-average shares used in diluted computation	44,437,845	44,214,003	44,197,590

Basic and diluted earnings (loss) per common share:
Continuing operations	$0.44	$0.10	$1.11
Discontinued operations	(0.03)	(0.02)	0.24

Net income	$0.41	$0.08	$1.35

The following are securities that could potentially dilute basic income per share in the future:

	December 31,
	2010	2009	2008
Warrants	1,645,000	1,645,000	1,645,000
Stock options	1,759,095	1,833,345	2,706,344
Shares of restricted stock	774,170	219,855	415,634

For the years ended December 31, 2010, 2009 and 2008, the following potentially dilutive securities were not included in the weighted-average number of common shares outstanding used in the computation of diluted income per common share:

	Years Ended December 31,
	2010		2009		2008
Warrants	1,645,000	(1)	1,645,000	(1)	1,641,915	(1)
Stock options	1,788,459	(1)	2,484,615	(1)	3,394,845	(1)
Shares of restricted stock	642,551	(2)	429,903	(2)	310,830	(2)

(1)	Excluded because the strike price was greater than the average market price of the Company’s common stock during the period, and the inclusion would be anti-dilutive or the calculation under the treasury stock method resulted in no additional diluted shares.

(2)	Excluded because either the performance goals related to the shares were not met at the end of the period or the calculation under the treasury stock method resulted in no additional diluted shares.

Note 14.    Other Comprehensive Income (Loss)

Other comprehensive income (loss) was represented by unrealized gains (losses) on cash flow hedges as follows:

	Before-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Year Ended December 31, 2010
Net unrealized gains on cash flow hedges	$(281)	$443	$162

Other comprehensive income	$(281)	$443	$162

	Before-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Year Ended December 31, 2009
Net unrealized gains on cash flow hedges	$2,905	$402	$3,307

Other comprehensive income	$2,905	$402	$3,307

	Before-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Year Ended December 31, 2008
Net unrealized losses on cash flow hedges	$(2,722)	$—	$(2,722)

Other comprehensive loss	$(2,722)	$—	$(2,722)

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

Note 15.    Provision for Restructuring Costs

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

2010 Plans

The Company’s 2010 restructuring plans included charges arising from actions taken on underperforming RDAs, which continue through 2011; charges associated with vacating certain leased properties, which continue through 2015; and charges related to the elimination of certain jobs, of which a majority were paid in 2010 with the remainder expected to be paid during 2011.

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

Total expected cost of each plan and costs incurred through December 31, 2010 are as follows:

	2010 Plans	2009 Plan	2008 Plan
	(Dollars in thousands)
Total expected costs	$11,100-12,100	$21,000-21,500	$8,000-8,100
Costs incurred through December 31, 2010	7,649	21,395	7,951

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

Primarily as a result of changes in timing and payments of sublease income, the Company recorded a benefit of $0.3 million and expensed $0.8 million during 2010 and 2009, respectively. During 2008, the Company recorded a benefit of $0.6 million, arising primarily from an adjustment to reserves related to revised estimates of future rent expense and sublease income for leased properties vacated in 2007 and prior. All of these adjustments are included in the provision for restructuring costs in the consolidated statement of operations.

Details of all restructuring plans that have been implemented and the related payments during the years ended December 31, 2010, 2009 and 2008 are as follows:

	Liability as of January 1, 2010	Net Provision for the Year Ended December 31, 2010	Payments/Write- offs During the Year Ended December 31, 2010(1)	Liability as of December 31, 2010
	(Dollars in thousands)
Employee-related termination costs	$2	$1,718	$(1,363)	$357
RDA contracts with no future benefit	9,810	4,786	(14,031)	565
Leases related to office closures and other contracts with no future benefit	20,545	46	(3,311)	17,280

Total	$30,357	$6,550	$(18,705)	$18,202

	Liability as of January 1, 2009	Net Provision for the Year Ended December 31, 2009	Payments/Write- offs During the Year Ended December 31, 2009(2)	Liability as of December 31, 2009
	(Dollars in thousands)
Employee-related termination costs	$490	$239	$(727)	$2
RDA contracts with no future benefit	—	20,711	(10,901)	9,810
Leases related to office closures and other contracts with no future benefit	21,163	4,677	(5,295)	20,545

Total	$21,653	$25,627	$(16,923)	$30,357

	Liability as of January 1, 2008	Net Provision for the Year Ended December 31, 2008	Payments/Write- offs During the Year Ended December 31, 2008	Liability as of December 31, 2008
	(Dollars in thousands)
Employee-related termination costs	$4,905	$1,817	$(6,232)	$490
Leases related to office closures and other contracts with no future benefit	20,441	3,421	(2,699)	21,163

Total	$25,346	$5,238	$(8,931)	$21,653

(1)	RDA contracts with no future benefit includes the write-off of $3.7 million of prepaid assets, most of which were paid during 2010 prior to the implementation of the 2010 plans.

(2)	RDA contracts with no future benefit includes the write-off of $5.7 million of prepaid assets, most of which were paid during 2009 prior to the implementation of the 2009 plan.

The current and non-current portions of the recorded restructuring liabilities are as follows:

	December 31,
	2010	2009
	(Dollars in thousands)
Current (accrued expenses and other)	$4,386	$12,738
Non-current (other non-current liabilities)	13,816	17,619

Total	$18,202	$30,357

The following table details the restructuring liabilities by plan:

	December 31,
	2010	2009
	(Dollars in thousands)
2010 plans	$733	$—
2009 plan	763	10,690
2008 plan	1,114	2,585
2006 plan and prior plans	15,592	17,082

	$18,202	$30,357

Details about the Company’s recorded restructuring expense for the years ended December 31, 2010, 2009 and 2008 by expense type and restructuring plan are as follows:

	2010 Plans	2009 Plan	2008 Plan	2006 and Prior Plans	Total
	(Dollars in thousands)
Year Ended December 31, 2010
Employee-related termination costs	$1,718	$—	$—	$—	$1,718
RDA contracts with no future benefit	5,405	(619)	—	—	4,786
Leases related to office closures and other contracts with no future benefit	526	(16)	(195)	(269)	46

Total	$7,649	$(635)	$(195)	$(269)	$6,550

	2009 Plan	2008 Plan	2006 and Prior Plans	Total
	(Dollars in thousands)
Year Ended December 31, 2009
Employee-related termination costs	$239	$—	$—	$239
RDA contracts with no future benefit	20,711	—	—	20,711
Leases related to office closures and other contracts with no future benefit	1,080	2,787	810	4,677

Total	$22,030	$2,787	$810	$25,627

	2008 Plan	2007 Plan	2006 and Prior Plans	Total
	(Dollars in thousands)
Year Ended December 31, 2008
Employee-related termination costs	$1,369	$448	$—	$1,817
Leases related to office closures and other contracts with no future benefit	3,990	—	(569)	3,421

Total	$5,359	$448	$(569)	$5,238

The Company has included imputed interest associated with restructuring liabilities in interest expense in the consolidated statement of operations as follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Interest expense	$1,713	$1,962	$2,051

Note 16.    Severance

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

Note 17.    Derivative Financial Instruments

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

Cash Flow Hedges of Interest Rate Risk

The effective portion of changes in the fair value of derivative financial instruments that are designated in qualifying cash flow hedging relationships is recorded in AOCI in the consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2010, 2009 and 2008, these derivative financial instruments were used to hedge the variability in cash flows arising from changes in the benchmark interest rate on the Company’s Term Loan B Facility. The ineffective portion of the change in fair value of the derivative financial instruments is recognized directly in earnings through interest expense. During the years ended December 31, 2009 and 2008, the Company recorded less than $0.1 million of hedge ineffectiveness in earnings attributable to off-market terms present in two of the Company’s interest rate swaps. There were no off-market terms present in any of the Company’s interest rate swaps during the year ended December 31, 2010 and no hedge ineffectiveness.

Amounts reported in AOCI related to derivative financial instruments in designated hedging relationships will be reclassified to interest expense as interest payments are made on the Company’s Term Loan B Facility. During the year ending December 31, 2011, the Company estimates that $2.2 million, excluding deferred taxes, will be reclassified from AOCI into earnings as an increase to interest expense.

The Company reports cash flows arising from derivative financial instruments in designated cash flow hedging relationships as operating activities in the consolidated statement of cash flows.

The Company had the following outstanding derivative financial instruments that were designated as cash flow hedges of interest rate risk:

	Notional Amount at December 31,
Interest Rate Derivatives	2010		2009
	(Dollars in thousands)
Interest rate swaps	$200,000	(1)	$200,000

(1)	One interest rate swap with a notional amount of $50.0 million matures on September 30, 2011; and two interest rate swaps with an aggregate notional amount of $150.0 million mature on December 30, 2011.

Tabular Disclosure of Fair Values of Derivative Financial Instruments on the Consolidated Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheet as of December 31, 2010 and 2009:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		December 31,			December 31,
		2010	2009		2010	2009
	(Dollars in thousands)
Derivative financial instruments designated in hedging relationships

Interest rate swaps	Prepaid expenses and other	$—	$—	Accrued expenses and other	$2,210	$880

Interest rate swaps	Other non- current assets	—	—	Other non-current liabilities	—	1,049

Total derivative financial instruments designated in hedging relationships		$—	$—		$2,210	$1,929

Tabular Disclosure of the Effect of Derivative Financial Instruments on the Consolidated Statement of Operations

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statement of operations for the year ended December 31, 2010 (dollars in thousands):

Derivative Financial Instruments in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Financial Instruments (Effective Portion), Net of Tax	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$162	Interest expense	$3,060	Interest expense	$—

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

The termination value of derivative financial instruments in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.2 million and $2.0 million as of December 31, 2010 and 2009, respectively. The Company has not posted any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $2.2 million and $2.0 million as of December 31, 2010 and 2009, respectively.

Note 18.    Fair Value

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2010:

		Fair Value Measurements Using
Liability Description	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Derivative financial instrument liabilities	$2,210	$—	$2,210	$—

	$2,210	$—	$2,210	$—

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2009:

		Fair Value Measurements Using
Liability Description	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Derivative financial instrument liabilities	$1,929	$—	$1,929	$—

	$1,929	$—	$1,929	$—

The table below presents the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2010:

		Fair Value Measurements Using
Asset Description	Carrying Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(Dollars in thousands)
Advertiser list(1)	$664	$—	$—	$664	$1,000

	$664	$—	$—	$664	$1,000

The table below presents the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2009:

		Fair Value Measurements Using
Asset Description	Carrying Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(Dollars in thousands)
Advertiser list(1)	$2,732	$—	$—	$2,732	$502
Cost-method investments(2)	—	—	—	—	1,500

	$2,732	$—	$—	$2,732	$2,002

The table below presents the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2008:

		Fair Value Measurements Using
Asset Description	Carrying Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(Dollars in thousands)
Cost-method investments(2)	$1,500	$—	$—	$1,500	$914

	$1,500	$—	$—	$1,500	$914

(1)

One of the Company’s advertiser lists was measured at fair value as of December 31, 2010 and 2009 because the Company identified factors indicating its carrying value might not be recoverable. The Company determined that the expected undiscounted cash flows associated with this asset were less than the carrying value and recorded an impairment charge of $1.0 million during 2010 and approximately $0.5 million during 2009 to reduce the asset to its fair value. Fair value was determined using the discount rate adjustment technique with a discount rate equal to current rates that would be offered to the Company for debt with a remaining maturity equal to the expected remaining life of the asset.

(2)	The cost-method investments were measured at fair value as of December 31, 2008 because the Company identified events and changes in circumstances that had a potential significant adverse effect on the fair value of the investments. The Company estimated the fair value was less than the cost for one of its investments and recorded an other-than-temporary impairment charge of approximately $0.9 million during 2008. The fair value was determined using an internal model entailing a comparison of the investee to other similar companies on the basis of stock price and revenues. During 2009, that same investee was included in a bankruptcy petition filing, which the Company believed had a significant adverse effect on the fair value of the investment. As a result, the Company recorded an other-than-temporary impairment charge of approximately $1.5 million during 2009.

The carrying values and fair values of the Company’s financial assets and liabilities are summarized as follows:

	December 31,
	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Borrowings under bank credit facilities	$207,772	$188,553	$224,700	$191,557
Derivative financial instruments	2,210	2,210	1,929	1,929

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

Although the Company has determined that many of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2010 and 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative financial instrument positions and has determined that the credit valuation adjustments, which amount to less than $0.1 million in the aggregate for all periods, are not significant to the overall valuation. As a result, the Company has classified its derivative financial instrument valuations, in their entirety, in Level 2 of the fair value hierarchy.

For certain assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and borrowings under the Company’s Revolving Facility, the carrying amount approximates fair value because of the short maturity of these instruments.

Note 19.     Commitments and Contingencies

Commitments

Operating Leases

Total rent expense under operating leases was $6.9 million, $8.4 million and $12.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Certain leases are subject to escalation clauses, and certain leases contain renewal options. The Company expenses rent on all operating leases on a straight-line basis. The leases primarily relate to real estate and equipment. The following annual rental commitments include an aggregate of $50.2 million which has been reserved for as part of the provision for restructuring costs (see Note 15). Minimum rental commitments under noncancelable operating leases as of December 31, 2010, are as follows (dollars in thousands):

Years Ending December 31,
2011	$21,022
2012	19,959
2013	19,099
2014	16,284
2015	13,305
Thereafter	6,995

$96,664

Future rental commitments for the above leases have not been reduced by minimum noncancelable sublease income aggregating $49.1 million as of December 31, 2010.

Retail Display Allowances

As part of its distribution function, the Company has entered into RDA contracts, most of which have clauses that require payment adjustments based on changes in the number of retail locations. The following annual rental commitments include an aggregate of $0.6 million which has been reserved for as part of the provision for restructuring costs (see Note 15). The following table provides the commitments related to RDAs that the Company has as of December 31, 2010 (dollars in thousands):

Years Ending December 31,
2011	$4,882
2012	180
2013	—
2014	—
2015	—
Thereafter	—

$5,062

Capital Leases

Future minimum lease payments under capital leases (see Note 9) are as follows (dollars in thousands):

Years Ending December 31,
2011	$145
2012	11
2013	—
2014	—
2015	—
Thereafter	—

156
Less: Amount representing interest (at rates ranging from 8% to 29%)	7

Present value of net minimum lease payments and other	149
Less: Current portion	138

Long-term obligations (included in long-term debt)	$11

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

During 2008, the Company recorded a charge of $4.5 million related to settlement of litigation involving the divestiture of the Company’s Crafts Group and $0.5 million related to the settlement of an unrelated case. The Company paid the total settlements of $5.0 million in March 2009. During the year ended December 31, 2009, the Company recorded an increase in reserves for litigation-related losses of $3.3 million, which is included in discontinued operations in the consolidated statement of operations and primarily related to the About.com litigation discussed below, and made payments of $0.5 million associated with these losses. Through December 31, 2009, the Company had recorded losses of $5.75 million related to the settlement of the About.com litigation. The Company paid the $5.75 million into escrow in September 2010.

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

As of December 31, 2010, the Company has recorded a total liability of $7.6 million, for the fair value of the future lease payments, net of estimated sublease income, in the consolidated balance sheet. Approximately $2.5 million of this liability is included within accrued expenses and other, and the remaining $5.1 million is included within other non-current liabilities in the consolidated balance sheet.

Further changes in the Company’s recorded liability and discontinued operations could result if it becomes necessary to change the Company’s assumptions about future sublease income. Historically, each month, the Company’s liability has been reduced either by fulfilling its liability as lessee under the building lease or due to a sublessee’s or successor-in-interest’s performance under the terms of the sublease, which results in income for the Company. During the years ended December 31, 2010 and 2009, the Company recorded expense of $0.5 million and income of $0.3 million, respectively, which is included in discontinued operations.

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

Patent Litigation

The Company was sued by Smarter Agent LLC on March 26, 2010, along with nine other defendants, in the United States District Court for the District of Delaware. The complaint asserts that Smarter Agent owns three U.S. patents – 6,385,541; 6,496,776; and 7,072,665—that have been infringed by the Company because of its distribution of applications that work on mobile devices and provide real estate-related information. The complaint seeks injunctive relief and unspecified damages. The Company believes that it is not infringing any valid claims of the patents and has provided prior art to Smarter Agent that was not considered by the United States Patent & Trademark Office. The Company formally responded to the complaint on September 13, 2010, denying infringing and alleging counterclaims for a declaratory judgment of patent invalidity and non-infringement. The Company also filed petitions in the United States Patent and Trademark Office to have the patents reexamined in light of the previously-unconsidered prior art. These petitions were granted and the initial office actions have rejected all the claims of the patents. The parties have agreed to a stay of this case, subject to the Court’s approval, pending completion of all reexamination proceedings.

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

The Company also has other contingent tax-related liabilities arising from positions taken with the filing of certain tax returns. The Company has recorded reserves, included in accrued expenses and other in the consolidated balance sheet, of $2.7 million and $5.1 million at December 31, 2010 and 2009, respectively, for all of its tax-related contingencies. During the years ended December 31, 2010, 2009 and 2008, the Company recorded expense, included in other income, net in the consolidated statement of operations, for changes in its estimated liability for tax-related contingencies attributable to continuing and discontinued operations as follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Continuing operations	$—	$(297)	$(260)
Discontinued operations	(1,848)	(6,638)	(462)

Total	$(1,848)	$(6,935)	$(722)

During 2010, as a result of the conclusion of the bankruptcy proceedings of an acquirer of one of the Company’s former subsidiaries, the Company was able to eliminate $1.3 million of its tax-related contingencies. The Company reported the change in discontinued operations, net of tax in its results of operations.

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

Note 20.    Related Party Transactions

As of February 28, 2011, approximately 58.8% of the outstanding shares of the Company’s common stock were held by investment partnerships, of which KKR Associates, L.P. and KKR GP 1996 LLC are the general partners. KKR Associates, L.P. and KKR GP 1996 LLC have sole voting and investment power with respect to these shares. Consequently, KKR Associates, L.P. and KKR GP 1996 LLC and their respective general partners and members, two of whom are also members of the Company’s Board of Directors, control the Company and have the power to elect all of its directors and approve any action requiring stockholder approval, including adopting amendments to the Company’s certificate of incorporation and approving mergers or sales of all or substantially all of the Company’s assets. KKR Associates, L.P. and KKR GP 1996 LLC will also be able to prevent or cause a change of control at any time.

For the years ended December 31, 2010, 2009 and 2008, the Company incurred and expensed management, consulting and financial services fees from KKR of $0.4 million, $0.4 million and $0.8 million, respectively. In addition, for the years ended December 31, 2010, 2009 and 2008, the Company incurred and expensed directors’ fees for certain partners of KKR aggregating $0.1 million per year.

During the first half of 2008, the Company entered into a short-term arrangement with KKR Capstone, a consulting company founded by the Chairman of the Company’s Board of Directors, pursuant to which it leased office space in New York and paid $0.1 million in rent. The lease ended in May 2008. In addition, the Company paid KKR Capstone $0.4 million for consulting and management services during 2008. No fees were paid to KKR Capstone during 2010 or 2009.

Note 21.    Subsequent Events

Exploration of Strategic Alternatives

On January 11, 2011, PRIMEDIA announced that it is exploring a variety of strategic alternatives, including a possible sale of the Company. The Company also announced that, as part of the process, it had retained a financial advisor. The Company has not set a definitive timetable for completing its exploration of strategic alternatives, and there can be no assurance that the process will result in any transaction.

Cash Dividend Declared

On March 1, 2011, the Company’s Board of Directors declared a cash dividend of $0.07 per share of the Company’s common stock, payable on or about March 23, 2011, to stockholders of record on March 14, 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements has also audited the effectiveness of our internal control over financial reporting as of December 31, 2010. The attestation report of Deloitte & Touche LLP follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

PRIMEDIA Inc.

Norcross, Georgia

We have audited the internal control over financial reporting of PRIMEDIA Inc. and subsidiaries’ (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and our report dated March 7, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 7, 2011

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2010 for which no Form 8-K was filed.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information relating to our directors is incorporated herein by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the SEC not later than 120 days after December 31, 2010. Certain other information relating to our executive officers appears in Part I of this Report under the heading “Executive Officers of the Registrant.”

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

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders.

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

PRIMEDIA INC.

Date: March 7, 2011	By:	/S/ CHARLES J. STUBBS
(Charles J. Stubbs)
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/S/ DEAN B. NELSON (Dean B. Nelson)	Chairman and Director	March 7, 2011

/S/ CHARLES J. STUBBS (Charles J. Stubbs)	President, Chief Executive Officer and Director	March 7, 2011

/S/ KIM R. PAYNE (Kim R. Payne)	Senior Vice President, Chief Financial Officer (Principal Finance Officer)	March 7, 2011

/S/ J. MICHAEL BARBER (J. Michael Barber)	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 7, 2011

/S/ DAVID A. BELL (David A. Bell)	Director	March 7, 2011

/S/ BEVERLY C. CHELL (Beverly C. Chell)	Director	March 7, 2011

/S/ DANIEL T. CIPORIN (Daniel T. Ciporin)	Director	March 7, 2011

/S/ MEYER FELDBERG (Meyer Feldberg)	Director	March 7, 2011

/S/ PERRY GOLKIN (Perry Golkin)	Director	March 7, 2011

/S/ H. JOHN GREENIAUS (H. John Greeniaus)	Director	March 7, 2011

/S/ KEVIN J. SMITH (Kevin J. Smith)	Director	March 7, 2011

/S/ THOMAS C. UGER (Thomas C. Uger)	Director	March 7, 2011

SCHEDULE II

PRIMEDIA INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Year Ended December 31, 2010

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Assets Held for Sale	Balance at End of Period
	(Dollars in thousands)
Accounts receivable
Allowance for doubtful accounts	$1,217	$1,225	$1,229	(1)	$(2,720	)(2)	$—	$951
Accumulated amortization
Other intangible assets	$86,084	$4,093	$—		$—		$—	$90,177
Deferred financing costs	$2,187	$881	$—		$—		$—	$3,068
Deferred tax asset valuation allowance	$173,168	$—	$(4,701	)(3)	$—		$—	$168,467

Notes:

(1)	Increases in related valuation account result from the recovery of amounts previously written off.

(2)	Deductions from related valuation account result from write-offs related to accounts receivable.

(3)	Includes primarily change in prior year estimates to actual returns filed and the impact of generally accepted accounting principles related to accounting for uncertainty in income taxes implementation on the net deferred tax assets and liabilities.

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

SCHEDULE II

PRIMEDIA INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Year Ended December 31, 2008

Description	Balance at Beginning of Period	Charged to Costs and Expenses(3)	Charged to Other Accounts		Deductions		Assets Held for Sale(4)	Balance at End of Period
	(Dollars in thousands)
Accounts receivable
Allowance for doubtful accounts	$1,271	$3,817	$1,354	(1)	$(4,914	)(2)	$—	$1,528
Accumulated amortization
Other intangible assets	$81,288	$2,870	$—		$(380	)(4)	$—	$83,778
Deferred financing costs	$14,336	$922	$(13,986)		$—		$—	$1,272
Deferred tax asset valuation allowance	$204,950	$(29,325)	$3,886	(5)	$—		$—	$179,511

Notes:

(1)	Increases in related valuation account result from the recovery of amounts previously written off.

(2)	Deductions from related valuation account result from write-offs related to accounts receivable.

(3)	Includes operating results of discontinued operations.

(4)	Deductions from related accumulated amortization account result from write-offs related to intangible assets.

(5)	Impact of generally accepted accounting principles related to accounting for uncertainty in income taxes implementation on the net deferred tax assets and liabilities.

EXHIBIT INDEX

2.1	—	Agreement and Plan of Merger among PRIMEDIA Inc., Abracadabra Acquisition Corporation and About.com, Inc. dated as of October 29, 2000. (Filed as Annex D to the Joint Proxy Statement – Solicitation Prospectus to the Company’s Registration Statement on Form S-4 as filed with the Commission on January 18, 2001, Commission File No. 333-51432, and incorporated herein by this reference thereto).

2.2	—	Stock Purchase Agreement dated as of July 1, 2001, among Emap PLC, Emap America Partners, Emap Inc. and PRIMEDIA Inc. (Filed as Exhibit 2.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, as filed with the Commission on September 10, 2001, Commission File No. 333-67804, and incorporated herein by this reference thereto).

2.3	—	Stock Purchase Agreement among PRIMEDIA Companies Inc., PRIMEDIA Inc. and The New York Times Company, dated February 17, 2005. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated March 18, 2005, as filed with the Commission on March 24, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

2.4	—	Asset Purchase Agreement among PRIMEDIA Workplace Learning LP, PRIMEDIA Inc. and Bank Administration Institute, dated as of March 31, 2005. (Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, dated March 31, 2005, as filed with the Commission on April 6, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

2.5	—	Asset Purchase Agreement among PRIMEDIA Inc., PRIMEDIA Digital Video Holdings LLC, PRIMEDIA Workplace Learning LP, Trinity Learning Corporation and Trinity Workplace Learning Corporation, dated as of April 1, 2005. (Filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K, dated March 31, 2005, as filed with the Commission on April 6, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

2.6	—	Stock Purchase Agreement between PRIMEDIA Companies Inc. and PBI Media Holdings Inc., dated August 5, 2005. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated September 30, 2005, as filed with the Commission on October 6, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

2.7	—	Stock Purchase Agreement, dated as of November 15, 2005, between PRIMEDIA Inc., Automotive.com, Inc. and certain stockholders of Automotive.com, Inc. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 15, 2005, as filed with the Commission on November 21, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

2.8	—	Stock Purchase Agreement dated as of May 13, 2007, between PRIMEDIA Inc., Consumer Source Inc. and Source Interlink Companies, Inc. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 21, 2007, as filed with the Commission on May 21, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

3.1(a)	—	Certificate of Incorporation of K-III Communications Corporation. (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Commission File No. 33-96516, and incorporated herein by this reference thereto).

3.1(b)	—	Certificate of Amendment to Certificate of Incorporation of K-III (changing name from K-III Communications Corporation to PRIMEDIA Inc.). (Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Commission on March 20, 1998, Commission File No. 001-11106, and incorporated herein by this reference thereto).

3.1(c)	—	Certificate of Amendment to Certificate of Incorporation of PRIMEDIA Inc. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 14, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

3.1(d)	—	Certificate of Amendment to Certificate of Incorporation of PRIMEDIA Inc. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 9, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

3.1(e)(i)	—	Certificate of Designations of the Series D Preferred Stock. (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 as filed with the Commission on May 14, 1996, Commission File No. 333-03691, and incorporated herein by this reference thereto).

3.1(e)(ii)	—	Certificate of Designations of the Series F Preferred Stock. (Filed as Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 as filed with the Commission on December 16, 1997, Commission File No. 333-38451, and incorporated herein by this reference thereto).

3.1(e)(iii)	—	Certificate of Designations of the Series H Preferred Stock. (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 as filed with the Commission on May 6, 1998, Commission File No. 333-51891, and incorporated herein by this reference thereto).

3.1(e)(iv)	—	Certificate of Designations of the Series K Preferred Stock. (Filed as Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

3.1(e)(v)	—	Certificate of Designations of the Series J Preferred Stock. (Filed as Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

3.2	—	Amended and Restated By-laws of K-III Communications Corporation. (Filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, Commission File No. 33-96516, and incorporated herein by this reference thereto).

4.1	—	10 1/4% Senior Note Indenture (including form of note and form of guarantee). (Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.2	—	8 1/2% Senior Note Indenture (including forms of note and guarantee). (Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.3	—	Form of Class D Subordinated Debenture Indenture (including form of debenture). (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 as filed with the Commission on May 14, 1996, Commission File No. 333-03691, and incorporated herein by this reference thereto).

4.4	—	Form of 9.20% Subordinated Exchange Debentures due 2009 Indenture, Class E and Class F (including form of debenture). (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 as filed with the Commission on October 22, 1997, Commission File No. 333-38451, and incorporated herein by this reference thereto).

4.5	—	Form of Class H Subordinated Debenture Indenture (including form of debenture). (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 as filed with the Commission on May 6, 1998, Commission File No. 333-51891, and incorporated herein by this reference thereto).

4.6	—	7 5/8% Senior Note due 2008 Indenture, Series A and Series B, dated as of February 17, 1998 (including form of note and form of guarantee). (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 as filed with the Commission on May 6, 1998, Commission File No. 333-51891, and incorporated herein by this reference thereto).

4.7(a)	—	8 7/8% Senior Note due 2011 Indenture, Series A and Series B, dated as of May 8, 2001 (including forms of note and guarantee). (Filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-4, as filed with the Commission on August 17, 2001, Commission File No. 333-67804, and incorporated herein by this reference thereto).

4.7(b)	—	Supplemental Indenture dated July 13, 2007, to the Indenture dated as of May 8, 2001 (as amended and supplemented to the date hereof, the “Indenture”), among PRIMEDIA Inc., the guarantors listed on the signature pages thereto and The Bank of New York, as trustee. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K/A, dated August 7, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.7(c)	—	Registration Rights Agreement dated as of May 8, 2001, by and among PRIMEDIA Inc., The Guarantors listed therein and Salomon Smith Barney Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC. (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-4, as filed with the Commission on August 17, 2001, Commission File No. 333-67804, and incorporated herein by this reference thereto).

4.8(a)	—	8% Senior Note due 2013 Indenture, Series A and Series B, dated as of May 15, 2003 (including form of note and form of guarantee). (Filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Commission on May 15, 2003, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.8(b)	—	Supplemental Indenture dated July 13, 2007, to the Indenture dated as of May 15, 2003 (as amended and supplemented to the date hereof, the “Indenture”), among PRIMEDIA Inc., the guarantors listed on the signature pages thereto and The Bank of New York, as trustee. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A, dated August 7, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.9(a)	—	Form of Senior Floating Rate Note due 2010. (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

4.9(b)	—	Senior Floating Rate Note Indenture, Series A and Series B, dated as of May 14, 2004 (including form of note and form of guarantee). (Filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

4.9(c)	—	Supplemental Indenture dated July 13, 2007, to the Indenture dated as of May 14, 2004 (as amended and supplemented to the date hereof, the “Indenture”), among PRIMEDIA Inc., the guarantors listed on the signature pages thereto and The Bank of New York, as trustee. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K/A, dated August 7, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.9(d)	—	Registration Rights Agreement dated as of May 14, 2004, among PRIMEDIA Inc., certain of its subsidiaries and Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc., BNY Capital Markets, Inc. and Scotia Capital (USA) Inc., as representative of the initial purchasers. (Filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

4.10	—	Amended Registration Rights Agreement dated as of February 5, 1998, among PRIMEDIA Inc., KKR 1996 Fund L.P., MA Associates, L.P., FP Associates, L.P., Magazine Associates, L.P., Publishing Associates, L.P., Channel One Associates, L.P. and KKR Partners II, L.P. with respect to common stock of K-III. (Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission on March 25, 1999, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.11	—	Stockholders Agreement, dated November 15, 2005, by and among PRIMEDIA Inc., Automotive.com, Inc. and certain holders of common stock and options of Automotive.com, Inc. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated November 15, 2005, as filed with the Commission on November 21, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.12	—	Lockup Agreement, dated as of May 13, 2007, by and among Source Interlink Companies, Inc. and AEC Associates, LLC. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 21, 2007, as filed with the Commission on May 21, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.1(a)	—	Credit Agreement dated as of June 20, 2001, with The Chase Manhattan Bank, as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents (the “Chase Credit Agreement”). (Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.1(a)(i)	—	Forms of Pledge Agreement, Subsidiary Guaranty and Contribution Agreement (with respect to Exhibit 10.1(a)). (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.1(a)(ii)	—	Consent Dated as of April 8, 2005 under the Credit Agreement dated as of June 10, 2001, as amended, among PRIMEDIA Inc., the Lenders thereunder, Bank of America, N.A., as Syndication Agent, The Bank of New York and the Bank of Nova Scotia, as Co-Documentation Agents, and JP Morgan Chase Bank, N.A., as Administrative Agent. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Commission on August 9, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.1(b)	—	First Amendment to the Chase Credit Agreement, dated as of June 31, 2003, with JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 14, 2003, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.1(c)	—	Second Amendment to the Chase Credit Agreement, dated as of April 29, 2004, with JP Morgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents. (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

10.2(a)	—	Credit Agreement, dated as of May 14, 2004, with Bank of America N.A., as syndication agent, Citicorp North America, Inc. as co-syndication agent and JPMorgan Chase Bank, as administrative agent (the “Bank of America Credit Agreement”). (Filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

10.2(a)(i)	—	Subsidiary Guarantee, dated as of May 14, 2004 (with respect to Exhibit 10.2(a)). (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

10.2(a)(ii)	—	Consent Dated as of April 8, 2005 under the Credit Agreement dated as of May 14, 2004 among PRIMEDIA Inc., the Lenders thereunder, Bank of America, N.A., as Syndication Agent, Citicorp North America, Inc., as Co-Syndication Agent, and JP Morgan Chase Bank, N.A., as Administrative Agent. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Commission on August 9, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.3	—	Credit Agreement dated as of June 20, 2001 and amended and restated as of September 30, 2005, among PRIMEDIA Inc., the Lenders thereunder, Bank of America, N.A., as Syndication Agent, The Bank of New York, The Bank of Nova Scotia and Citibank, N.A., as Co-Documentation Agents, and JP Morgan Chase Bank, N.A. as Administrative Agent. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Commission on November 9, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.4(a)	—	Credit Agreement dated as of August 1, 2007, among PRIMEDIA Inc., Various Lending Institutions, The Bank of New York, as Syndication Agent, Lehman Brothers Inc., as Co-Documentation Agent, Citibank, N.A., as Co-Documentation Agent, Fifth Third Bank, as Co-Documentation Agent, and Credit Suisse, Cayman Islands Branch, as Administrative Agent. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A, dated August 3, 2007, as filed with the Commission on August 3, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.4(a)(i)	—	Pledge Agreement dated as of August 1, 2007, made by PRIMEDIA Inc. and each of the Subsidiaries of the Company identified therein, in favor of Credit Suisse, Cayman Islands Branch, as Collateral Agent (the “Pledgee”) for the benefit of the Secured Creditors (as defined therein). (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K/A, dated August 3, 2007, as filed with the Commission on August 3, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.4(a)(ii)	—	Contribution Agreement, dated as of August 1, 2007, among each of the Subsidiary Guarantors (as defined in the Exhibit 10.4(a) Credit Agreement) of PRIMEDIA Inc. and together with any other entity that becomes a party hereto pursuant to Section 11 hereof, the “Guarantors”). (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K/A, dated August 3, 2007, as filed with the Commission on August 3, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.4(b)	—	Amendment No. 1 dated as of June 30, 2009 to the Credit Agreement dated as of August 1, 2007, amended and restated, modified or supplemented from time to time among PRIMEDIA Inc., various lending institutions party thereto, The Bank of New York, as Syndication Agent, Lehman Brothers Inc., as Co-Documentation Agent, Citibank, N.A., as Co-Documentation Agent, Fifth Third Bank, as Co-Documentation Agent and Credit Suisse, Cayman Islands Branch, as Administrative Agent. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2009, as filed with the Commission on July 6, 2009, Commission File NO. 001-11106, and incorporated herein by this reference thereto).

†10.5(a)	—	Form of Amended and Restated K-III 1992 Stock Purchase and Option Plan. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-96516, and incorporated herein by this reference thereto).

†10.5(b)	—	Amendment No. 1 to the 1992 Stock Purchase and Option Plan Amended and Restated as of March 5, 1997. (Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 28, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.5(c)	—	Amendment No. 2 to the 1992 Stock Purchase and Option Plan, dated May 11, 2005. (Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.6(a)	—	Form of Common Stock Purchase Agreement between K-III and senior management. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

10.6(b)	—	Form of Common Stock Purchase Agreement between K-III and senior management. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

†10.6(c)	—	Form of Common Stock Purchase Agreement between K-III and various purchasers. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

10.6(d)	—	Form of Common Stock Purchase Agreement between K-III and various purchasers. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

†10.7(a)	—	Form of Non-Qualified Stock Option Agreement between K-III and various employees. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

†10.7(b)	—	Form of Non-Qualified Stock Option Agreement between K-III and various employees. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

10.8(a)	—	Form of Securities Purchase Agreement between PRIMEDIA Inc. and KKR 1996 Fund L.P. (Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission on March 25, 1999, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.8(b)	—	Securities Purchase Agreement (Common) dated as of August 24, 2001, between PRIMEDIA Inc. and KKR 1996 Fund L.P. (Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.8(c)	—	Securities Purchase Agreement (Preferred) dated as of August 24, 2001, between PRIMEDIA Inc. and KKR 1996 Fund L.P. (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.9(a)	—	Asset Purchase Agreement dated as of December 6, 2006, by and among PRIMEDIA Specialty Group Inc., a Delaware corporation (“PSG”), PRIMEDIA Enthusiast Publications, Inc. (“PEP”), PRIMEDIA Special Interest Publications Inc., (“PSIP”), PRIMEDIA Inc. (“PRIMEDIA”; and, together with PSG, PEP and PSIP, the “Sellers,” and each individually, a “Seller”) and Intermedia Outdoor, Inc. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated February 6, 2007, as filed with the Commission on February 6, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.9(b)	—	Letter Agreement Amendment to Asset Purchase Agreement dated as of December 22, 2006, between PRIMEDIA Inc. (on behalf of the Sellers) and Intermedia Outdoor, Inc. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated February 6, 2007, as filed with the Commission on February 6, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.10	—	Form of Incentive and Performance Stock Option Agreement under the PRIMEDIA Inc. Stock Purchase and Options Plan. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 14, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.11	—	Stock Option Agreement dated as of July 26, 2002, between PRIMEDIA Inc. and Capstone Consulting LLC. (Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Commission on March 31, 2003, Commission File No. 001-11106, and incorporated herein by this reference thereto).

† 10.12	—	Executive Incentive Compensation Plan. (Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 001 11106, and incorporated herein by this reference thereto).

†10.13	—	1995 Restoration Plan. (Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 001 11106, and incorporated herein by this reference thereto).

†10.14	—	Termination of 1995 Restoration Plan. (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Commission on March 13, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.15	—	Form of Restricted Stock Award Agreement for Employees. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 13, 2008, as filed with the Commission on June 19, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.16	—	Form of Incentive Stock Option Agreement for Employees. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 13, 2008, as filed with the Commission on June 19, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.17	—	Form of Nonqualified Stock Option Agreement for Non-Employee Directors. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 13, 2008, as filed with the Commission on June 19, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.18(a)	—	Employment Agreement, dated as of October 14, 2003, between PRIMEDIA Inc. and Kelly Conlin. (Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 15, 2004, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.18(b)	—	Separation Agreement, dated as of December 30, 2005, between PRIMEDIA Inc. and Kelly Conlin. (Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.18(a)	—	Employment Agreement, dated as of October 27, 1999, between PRIMEDIA Inc. and Thomas S. Rogers and Amendment I dated as of October 27, 1999. (Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Commission on March 29, 2000, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.19(b)	—	Stock Option Agreement dated December 3, 1999 between PRIMEDIA Inc. and Thomas Rogers. (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.19(c)	—	Separation and Release Agreement, dated as of March 8, 2004, between Thomas S. Rogers and PRIMEDIA Inc. (Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 15, 2004, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.20(a)	—	Letter Agreement dated February 25, 2000 between PRIMEDIA Inc. and David Ferm. (Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Commission on April 2, 2001, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.20(b)	—	Second Amendment, dated as of June 20, 2002, to Employment Agreement between PRIMEDIA Inc. and David Ferm. (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Commission on March 31, 2003, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.20(c)	—	Incentive and Performance Stock Option Agreement under the 1992 PRIMEDIA Inc. Stock Purchase and Option Plan, as amended, dated July 1, 2002 between PRIMEDIA Inc. and David Ferm. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Commission on November 14, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.20(d)	—	Separation and Release Agreement, dated as of December 31, 2003, by and between David Ferm and PRIMEDIA Inc. (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 15, 2004, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.21(a)	—	Agreement dated April 19, 2002, between PRIMEDIA Inc. and Charles McCurdy. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the Commission on May 15, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.21(b)	—	Option Extension Agreement dated April 7, 2001, between PRIMEDIA Inc. and Charles McCurdy. (Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.21(c)	—	Separation Agreement dated as of December 2, 2003, between Charles G. McCurdy and PRIMEDIA Inc. (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 15, 2004, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.22(a)	—	Letter Agreement dated April 2, 2001, between PRIMEDIA Inc. and Beverly Chell. (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.22(b)	—	Option Extension Agreement dated April 7, 2001, between PRIMEDIA Inc. and Beverly Chell. (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.22(c)	—	Consulting Agreement, dated July 1, 2006, between PRIMEDIA Inc. and Beverly Chell. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated May 31, 2006, as filed with the Commission on June 1, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.22(d)	—	Consulting Agreement, dated December 18, 2006, between PRIMEDIA Inc. and Beverly Chell. (Filed as Exhibit 99 to the Company’s Current Report on Form 8-K, dated December 19, 2006, as filed with the Commission on December 19, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.23(a)	—	Severance Agreement, dated April 1, 1998, between Robert Metz and Haas Publishing Companies, Inc. (Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 15, 2004, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.23(b)	—	Severance Agreement, dated March 10, 2005, between Robert Metz and Haas Publishing Companies, Inc. (Filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.23(c)	—	Separation and Release Agreement, dated May 27, 2008, between Robert Metz and PRIMEDIA Inc. (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, as filed with the Commission on August 8, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

† 10.24	—	Severance Agreement, dated March 10, 2005, between David Crawford and Haas Publishing Companies, Inc. (Filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.25(a)	—	Severance Agreement, dated as of July 19, 1999, by and between PRIMEDIA Inc. and Robert Sforzo. (Filed as Exhibit 10.22(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.25(b)	—	Employment Agreement, dated as of November 1, 2005, by and between PRIMEDIA Inc. and Robert Sforzo. (Filed as Exhibit 10.22(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.25(c)	—	Letter Agreement, dated September 20, 2007, by and between PRIMEDIA Inc. and Robert Sforzo. (Filed as Exhibit 10.22(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.25(d)	—	Letter Agreement, dated January 4, 2008, by and between PRIMEDIA Inc. and Robert Sforzo. (Filed as Exhibit 10.22(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.26(a)	—	Employment Agreement, dated as of May 11, 2006, by and between PRIMEDIA Inc. and Carl Salas. (Filed as Exhibit 10.23(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.26(b)	—	Letter Agreement, dated September 20, 2007, by and between PRIMEDIA Inc. and Carl Salas. (Filed as Exhibit 10.23(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.26(c)	—	Letter Agreement, dated January 4, 2008, by and between PRIMEDIA Inc. and Carl Salas. (Filed as Exhibit 10.23(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.27(a)	—	Letter Agreement, dated March 22, 2004, between PRIMEDIA Magazines Inc. and Steven Parr. (Filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.27(b)	—	Employment Agreement, dated September 15, 2006, between PRIMEDIA Inc. and Steven Parr. (Filed as Exhibit 99 to the Company’s Current Report on Form 8-K, dated September 15, 2006, as filed with the Commission on September 15, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.27(c)	—	Letter Agreement, dated June 12, 2007 between PRIMEDIA Inc. and Steve Parr. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.28(a)	—	Letter Agreement, dated July 1, 2004, between PRIMEDIA Inc. and Steven Aster. (Filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.28(b)	—	Letter Agreement, dated January 11, 2007, between PRIMEDIA Inc. and Steven Aster. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the Commission on May 10, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.29(a)	—	Employment Agreement, dated May 30, 2006, between PRIMEDIA Inc. and Kevin Neary. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated May 31, 2006, as filed with the Commission on June 1, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.29(b)	—	Letter Agreement, dated June 12, 2007 between PRIMEDIA Inc. and Kevin Neary. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.30	—	Letter Agreement, dated June 12, 2007 between PRIMEDIA Inc. and Dean Nelson. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.31(a)	—	Severance Agreement dated September 27, 2007 between Kim R. Payne and PRIMEDIA Inc. (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 9, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.31(b)	—	Amendment to Severance Agreement dated as of January 11, 2011, between PRIMEDIA Inc. and Kim R. Payne.(*)

†10.32(a)	—	Severance Agreement dated October 1, 2007 between Arlene Mayfield and PRIMEDIA Inc. (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.32(b)	—	Amendment to Severance Agreement dated as of January 11, 2011, between PRIMEDIA Inc. and Arlene Mayfield.(*)

†10.33(a)	—	Severance Agreement dated January 4, 2008 between Keith L. Belknap and PRIMEDIA Inc. (Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.33(b)	—	Amendment to Severance Agreement dated as of January 11, 2011, between PRIMEDIA Inc. and Keith L. Belknap.(*)

†10.34	—	Employment Agreement, dated April 21, 2008, between PRIMEDIA Inc. and Charles Stubbs. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 21, 2008, as filed with the Commission on April 22, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.35	—	PRIMEDIA Inc. 2001 Stock Incentive Plan. (Filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on February 28, 2001, Commission File No. 333-56300, and incorporated herein by this reference thereto).

†10.36	—	Haas Publishing Companies, Inc. 2005-2007 Long-Term Plan. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 12, 2005, as filed with the Commission on April 12, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.37	—	Auto and New Home Guide Launch Incentive Plan. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 12, 2005, as filed with the Commission on April 12, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.38	—	Contribution Agreement, dated as of November 15, 2005, by and between PRIMEDIA Inc., IntelliChoice, Inc., PRIMEDIA Specialty Group Inc., McMullen Argus Publishing Inc. and Automotive.com, Inc. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated November 15, 2005, as filed with the Commission on November 21, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.39	—	Retention Agreement, dated as of January 11, 2011, between PRIMEDIA Inc. and Charles Stubbs.(*)

†10.40	—	Retention Agreement, dated as of January 11, 2011, between PRIMEDIA Inc. and Kim R. Payne.(*)

†10.41	—	Retention Agreement, dated as of January 11, 2011, between PRIMEDIA Inc. and Arlene Mayfield.(*)

†10.42	—	Retention Agreement, dated as of January 11, 2011, between PRIMEDIA Inc. and Keith L. Belknap.(*)

21	—	Subsidiaries of PRIMEDIA(*)

23	—	Consent of Independent Registered Public Accounting Firm(*)

31.1	—	Certification of Charles J. Stubbs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2	—	Certification by Kim R. Payne Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	—	Certification by Charles J. Stubbs Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

32.2	—	Certification by Kim R. Payne Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

†	Executive contract or compensation plan or arrangement.
(*)	Filed herewith.