Form 10-K/A
period 2010-12-31
PRIMEDIA INC
filed 2011-04-28
CIK 884382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 1-11106

PRIMEDIA Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3647573
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3585 Engineering Drive, Norcross, Georgia 30092

(Address of principal executive offices) (Zip Code)

(678) 421-3000

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Securities:	Exchanges on which Registered:
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act)    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity of PRIMEDIA Inc. (“PRIMEDIA”) which is held by non-affiliates of PRIMEDIA, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010, was approximately $50.8 million. The registrant has no non-voting common stock. As of April 1, 2011, 44,567,928 shares of PRIMEDIA’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

PRIMEDIA is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed on March 7, 2011, for the purpose of including certain information required by Part III of Form 10-K. In addition, PRIMEDIA is also including as exhibits to this Amendment powers of attorney and the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, the registrant is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act. Except as set forth herein, the registrant is making no other changes to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

References to “we,” “us,” “our,” “PRIMEDIA” and the “Company” in this annual report on Form 10-K refer to PRIMEDIA Inc.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Brief biographical information with respect to each of our current directors is provided below, together with the specific experience, qualifications, attributes or skills that led to the conclusion that each of them should serve as a director of the Company on an individual basis:

David A. Bell Age: 67

Mr. Bell became a director in May 2001. He currently serves as Chief Executive Officer of Slipstream Communications, a Pegasus Capital Advisors, L.P. portfolio company and a Senior Advisor to AOL Inc. From March 2006 until March 2007, he was Chairman Emeritus of the Interpublic Group of Companies, Inc., or IPG. From January 2005 until March 2006, Mr. Bell was Co-Chairman of IPG. From February 2003 until January 2005, he was the Chairman and Chief Executive Officer of IPG. He was the Vice Chairman of IPG from July 2001 to January 2003, and the Chairman of the Board and Chief Executive Officer of True North Communications Inc. from 1999 through 2001. Since April 2003, Mr. Bell has served as a director of The Warnaco Group, Inc. and as a member of its Compensation Committee and its Nominating and Corporate Governance Committee. He served as Chairman of Warnaco’s Compensation Committee from 2004 until November 2008. Since October 2007, Mr. Bell has served as a director of Lighting Science Group Corporation and as a member of its Audit, Compensation and Executive Committees. Mr. Bell is Chairman of our Nominating and Corporate Governance Committee and a member of our Audit Committee and Executive Committee.

The Board of Directors believes Mr. Bell’s executive experience as a former Chief Executive Officer of various international businesses, combined with his specialized knowledge of advertising, marketing practices and digital media, accounting and finance, corporate governance, risk management and strategic management qualify him to serve as a director.

Beverly C. Chell Age: 68

Ms. Chell became a director in March 1992. She currently serves as a consultant to private equity firms and privately held companies. From 1991 through November 2005, Ms. Chell was Vice Chairman, General Counsel and Secretary of PRIMEDIA. Ms. Chell also served as Vice Chairman and Chief Financial Officer of PRIMEDIA from December 2005 through June 2006. From July 2006 until December 2008, Ms. Chell provided occasional consulting services to PRIMEDIA. Ms. Chell is a member of our Compensation Committee.

The Board of Directors believes Ms. Chell’s extensive executive management experience with the Company and industry knowledge with an emphasis on digital media, together with her strong skills in corporate accounting and finance, operations management, strategic planning and public company executive compensation qualify her to serve as a director.

Daniel T. Ciporin Age: 53

Mr. Ciporin became a director in July 2006. He is currently a partner in Canaan Partners, a venture capital fund specializing in early stage companies. From July 2005 until March 2007, Mr. Ciporin provided independent consulting services. From January 1999 until June 2005, Mr. Ciporin was Chairman and CEO of Shopping.com, Ltd. From November 2005 until November 2008, Mr. Ciporin served as a director of Vistaprint N.V. and a member of its Audit Committee. From April 2007 until January 2010, Mr. Ciporin served as a director of Corel Corporation and a member of its Audit Committee. Mr. Ciporin is a member of our Audit Committee.

The Board of Directors believes Mr. Ciporin’s accounting and finance background, together with his industry knowledge and experience leading technology and e-commerce-oriented companies and strategic planning expertise qualify him to serve as a director.

Meyer Feldberg Age: 69

Professor Feldberg became a director in January 1997. He is currently serving as a Senior Advisor to Morgan Stanley, which he joined in March 2005. Professor Feldberg is a Professor of Leadership and Ethics at the Columbia University Graduate School of Business, or the CUGSB. He is also Dean Emeritus of the CUGSB. From 1989 to 2004, Professor Feldberg was the Dean and a Professor at the CUGSB. Since October 1990, Professor Feldberg has served as a director or trustee of 30 investment companies, consisting of 59 portfolios of UBS Global Asset Management and served as the former Chairman of its Audit and Nominating and Governance Committees. Since June 1992, Professor Feldberg has served as a director of Macy’s, Inc. and currently serves as Chairman of its Compensation and Management Development Committee and is a member of its Nominating and Corporate Governance Committee. Since February 1997, Professor Feldberg has served as a director of Revlon, Inc. and a member of its Audit Committee and the current Chairman of its Nominating and Corporate Governance Committee. Since March 2002, Professor Feldberg has served as a director of Sappi Limited and is Chairman of its Compensation Committee, a member of its Nomination and Governance Committee and is the Lead Director. Professor Feldberg is a member of our Audit Committee and our Nominating and Corporate Governance Committee.

The Board of Directors believes Mr. Feldberg’s academic experience (including having served for 15 years as Dean of the Columbia Business School), his civic experience (including serving as President of NYC Global Partners), his business experience (including serving as Senior Advisor at Morgan Stanley), as well as his public company board experience (including at Macy’s, Revlon, Sappi and UBS Funds) and his familiarity with the Company qualify him to serve as a director.

Perry Golkin Age: 57

Mr. Golkin became a director in November 1991. He is a General Partner of KKR Associates and an advisory partner of KKR & Co. L.P., or KKR. From February 1998 until March 2007, Mr. Golkin served as a director of Bristol West Holdings, Inc. From February 2001 until April 2007, Mr. Golkin served as a director of Willis Group Holdings Limited and as a member of its Executive and Compensation Committees. From 2000 until November 2008, Mr. Golkin served as a director of Rockwood Holdings Inc. Mr. Golkin is Chairman of our Compensation Committee and a member of our Executive Committee.

The Board of Directors believes Mr. Golkin’s strong background in corporate and portfolio management and accounting and finance, with extensive experience in mergers and acquisitions, including in a private equity context, risk management, public company executive compensation and strategic planning qualify him to serve as a director.

H. John Greeniaus Age: 66

Mr. Greeniaus became a director in June 1998. He has served as President of G-Force, Inc., a financial services company, since 1998. He was previously Chairman and Chief Executive Officer of Nabisco, Inc. from 1993 until 1997. Since December 2001, Mr. Greeniaus has served as a director of the Interpublic Group of Companies, Inc. and as a member of its Audit Committee since 2003, its Compensation Committee since 2001 and as a member of its Finance Committee from 2002 until 2006. Mr. Greeniaus is a member of our Compensation Committee, our Audit Committee and our Nominating and Corporate Governance Committee.

The Board of Directors believes Mr. Greeniaus’ executive experience as the former Chairman and Chief Executive Officer of Nabisco, as well as other previous executive management roles at PepsiCo, Inc., J. Walter Thompson, The Procter & Gamble Company and G-Force provide him with extensive executive management experience, with strong skills in corporate accounting and finance, corporate governance matters, risk management, public company executive compensation and strategic planning and qualify him to serve as a director.

Dean B. Nelson Age: 52

Mr. Nelson became a director and Chairman of the Board in April 2003 and served as President and Chief Executive Officer of PRIMEDIA from October 2005 to September 2007. Mr. Nelson founded and has served as chief executive officer of Capstone Consulting LLC, or KKR Capstone (a consulting group that works exclusively with KKR’s portfolio companies) since March 2000. From August 1985 to February 2000, Mr. Nelson was employed by Boston Consulting Group, Inc., a strategic consulting firm, where he was a Senior Vice President from December 1998 to February 2000 and held various other positions from August 1985 to November 1998. Since April 2004, Mr. Nelson has served as a director of Sealy Corporation. Since March 2011, Mr. Nelson has served as a director of Del Monte Foods Company. Mr. Nelson is a member of our Executive Committee.

The Board of Directors believes Mr. Nelson’s long tenure at the Company, where he has served as Chairman since 2003 (and President and Chief Executive Officer from October 2005 to September 2007) has provided the Company with stable long-term leadership, critical insight and a wealth of industry knowledge. In addition, the Board of Directors believes Mr. Nelson’s experience with digital media, together with his strong skills in corporate accounting and finance, operations management and strategic planning, qualify him to serve as a director.

Kevin J. Smith Age: 56

Mr. Smith became a director in July 2006. He currently serves as a consultant to private equity firms and privately held companies. From April 2004 until March 2005, he was the Executive Vice President and Chief Financial Officer of R.R. Donnelley & Sons Co. From January 2002 until March 2004, he was Chief Financial Officer of Heidrick & Struggles International Inc. Mr. Smith is Chairman of our Audit Committee.

The Board of Directors believes Mr. Smith’s executive management experience, particularly his substantial expertise in financial, risk management and strategic planning matters gained from his service as Chief Financial Officer of R.R. Donnelley and Heidrick & Struggles, qualify him to serve as a director.

Charles J. Stubbs Age: 38

Mr. Stubbs has served as President and Chief Executive Officer of PRIMEDIA and a director since May 2008. From November 2004 to May 2008, he was the President and CEO of YellowPages.com. Prior to that time, Mr. Stubbs served as President of BellSouth IntelliVentures, the electronic media division of BellSouth Advertising and Publishing Group. Before joining BellSouth, Mr. Stubbs was Executive Vice President of Infospace, a Bellevue, Washington-based entity that develops and markets Internet and wireless solutions for wireless operators and content sites.

The Board of Directors believes Mr. Stubbs’ brings critical perspective to our Board of Directors through his service as Chief Executive Officer of the Company. As our Chief Executive Officer, Mr. Stubbs possesses a unique insight and understanding of our operations and business strategy. Further, the Board of Directors believes Mr. Stubbs’ extensive background in digital media qualifies him to serve as a director.

Thomas C. Uger Age: 36

Mr. Uger became a director in September 2005. He is currently a Director of KKR. He joined KKR in 1998 and from June 2005 through December 2006 was a Principal of KKR. Mr. Uger is a member of our Compensation Committee and Executive Committee.

The Board of Directors believes Mr. Uger’s strong background in corporate and portfolio management and finance, particularly in related industries, together with his extensive experience in mergers and acquisitions and strategic planning qualify him to serve as a director.

Executive Officers

Our current executive officers, other than Messrs. Nelson and Stubbs, are:

Kim R. Payne Senior Vice President and Chief Financial Officer Age: 42	Ms. Payne has served as Senior Vice President and Chief Financial Officer since August 2007. Previously, she had served as Chief Financial Officer of our operating subsidiary since August 2006. She joined us as an accountant in 1991 and during her tenure has served in various finance management roles at our operating subsidiary, including Financial Analyst, Director of Analysis and Planning, and Vice President of Finance.

Arlene Mayfield Senior Vice President and President, Apartment Guide and New Home Guide Age: 48	Ms. Mayfield has served as Senior Vice President since December 2007 and President of the Apartment Guide and New Home Guide businesses since October 2005 and November 2008, respectively. Previously, she had served as Vice President of the New Home Guide from September 2003 through October 2005. She began her career with us in 1993 as the Publisher of the Albuquerque Apartment Guide. Ms. Mayfield was promoted to Publisher of the Orlando Apartment Guide in 1997 and subsequently to Regional Director for the Eastern Region in 1999.

Keith L. Belknap, Jr. Senior Vice President, General Counsel and Secretary Age: 53	Mr. Belknap has served as Senior Vice President, General Counsel and Secretary since March 2007. Mr. Belknap also is responsible for oversight of our legal and corporate and business development functions. From February 2006 to March 2007, he served as Assistant General Counsel of PPG Industries, Inc. From April 2003 to February 2006, he served as a Principal Counsel to Georgia-Pacific Corporation. Prior to April 2003, Mr. Belknap was Counsel at Skadden, Arps, Slate, Meagher & Flom LLP.

J. Michael Barber Senior Vice President and Chief Accounting Officer Age: 44	Mr. Barber has served as Senior Vice President and Chief Accounting Officer since May 2008. Prior to joining us in October 2007, Mr. Barber served as Executive Vice President and Chief Accounting Officer of HomeBanc Corp. from September 2004 through October 2007. HomeBanc filed for bankruptcy protection in August 2007. From 2001 to August 2004, he served as Senior Vice President/Manager of Accounting Policy and Reporting with Union Planters Corp., a bank holding company. Prior to 2001, Mr. Barber worked with PricewaterhouseCoopers LLP, where he was a Senior Manager in that organization’s banking practice. Mr. Barber is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our registered equity securities to file reports with the SEC of ownership and reports of changes in ownership of these equity securities. To our knowledge, based solely on a review of copies of such forms filed with the SEC, as well as written certifications from these individuals, we believe that the filing requirements for these reporting persons were complied with during 2010.

Code of Ethics

We strongly believe that our business practices should reflect the highest standards of honesty, fair dealing and ethics. Toward that end, the Board of Directors has adopted a Code of Ethics, which applies to all of our directors, officers and employees. The Code of Ethics is available in the Governance section of our website located at www.primedia.com. It is also available in print by writing to our Corporate Secretary. Any modifications to the Code of Ethics will be reflected on our website. We also have an Ethics Committee, which investigates allegations of unethical or inappropriate behavior, as well as a toll-free Ethics Help Line, which employees and others may use on a confidential basis to, among other things, notify the Audit Committee if they become aware of any questionable accounting practices.

Stockholder Recommendations or Nominations for Director

Our Nominating and Corporate Governance Committee is responsible for identifying qualified candidates to serve on the Board of Directors and recommending nominees to be submitted to the stockholders for election. The Committee considers director candidates recommended by current directors, officers, employees and third parties. The Nominating and Corporate Governance Committee also will consider stockholder recommendations for director candidates for the Board. Stockholders should send their recommendations to our Corporate Secretary. Nominations must conform to the procedures set forth in our By-Laws, a copy of which is available without charge upon request to our Corporate Secretary. Director candidates recommended or nominated by stockholders are evaluated against the same criteria used to evaluate all candidates.

In evaluating candidates, the Committee considers a variety of qualifications, attributes, experiences and skills, and recognizes that a diversity of knowledge, viewpoints and experience can enhance the effectiveness of the Board. Accordingly, the Committee takes into account how a candidate’s background, experience, qualifications, attributes and skills may enhance the quality of the Board’s deliberations and decisions. The Committee has not formalized this practice into a written policy. As specified in our Corporate Governance Guidelines, the Board considers whether individual directors possess the following personal attributes: integrity, accountability, informed judgment, financial literacy, mature confidence and high performance standards. Directors also should have broad business, governmental, non-profit or other professional experience, including experience as a director of a public company, that indicates the director will be able to make significant and immediate contributions to the Board’s discussions. Candidates should be able to devote sufficient time and energy to the performance of the duties of a director.

Our Corporate Governance Guidelines also specify that the Board as a whole should possess certain core competencies, with each director contributing knowledge, experience and skills in at least one area. The Committee and the Board have concluded that, as a group, the nominee directors described on pages two through four above have substantial knowledge, experience and skills in all of these areas, including accounting and finance (Mr. Bell, Ms. Chell, Mr. Ciporin, Mr. Feldberg, Mr. Golkin, Mr. Greeniaus, Mr. Smith and Mr. Uger); operations management (Mr. Bell, Ms. Chell, Mr. Ciporin, Mr. Feldberg, Mr. Greeniaus, Mr. Nelson, Mr. Smith and Mr. Stubbs); leadership (all of the nominees); corporate governance (Mr. Bell, Mr. Feldberg, Mr. Greeniaus and Mr. Nelson); industry knowledge (Ms. Chell, Mr. Nelson, Mr. Stubbs and Mr. Uger); digital media (Mr. Bell, Ms. Chell, Mr. Ciporin and Mr. Stubbs); marketing (Mr. Bell, Mr. Ciporin, Mr. Feldberg, Mr. Greeniaus and Mr. Stubbs); risk management (Mr. Bell, Mr. Feldberg, Mr. Golkin, Mr. Greeniaus, Mr. Nelson and Mr. Smith); public company executive compensation (Ms. Chell, Mr. Golkin, Mr. Greeniaus, Mr. Nelson and Mr. Uger); corporate development (Mr. Ciporin, Mr. Golkin, Mr. Nelson and Mr. Uger); and strategic planning (all of the nominees).

The Board’s review of a director candidate is typically based on any written materials provided with respect to the potential candidate, personal references, interviews and such other factors as the Board determines are pertinent in light of the then-current needs of the company. In the future, the Nominating and Corporate Governance Committee will use these and other materials approved by the Board and the Nominating and Corporate Governance Committee to evaluate potential candidates. In 2010, we did not pay a fee to any third party to identify director candidates.

Audit Committee

The primary purpose of our Audit Committee is to assist the Board in overseeing our accounting, auditing and financial reporting practices. Its duties include selecting and overseeing our independent auditor, reviewing the scope of the audit to be conducted by the independent auditor, including the results of such audit, reviewing our internal audit function and our disclosure and internal controls procedures, approving audit and other services to be provided by our independent auditor and overseeing our financial reports, including our annual report, and the critical accounting policies and estimates used in preparing such reports.

The charter of the Audit Committee requires that the Audit Committee be comprised of at least three directors, each of whom must be independent under the NYSE listing standards. In addition, each member of the Audit Committee must be financially literate within the meaning of the NYSE listing standards, and at least one member must have accounting or related financial expertise as determined by the Board. The Board has determined that each of the Audit Committee members is independent and financially literate and that each of Messrs. Smith, Bell, Ciporin and Greeniaus qualifies as an “audit committee financial expert” and, as a result, has accounting and related financial management expertise within the meaning of the NYSE listing standards.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Introduction and Overall Compensation Philosophy

Our executive compensation programs are designed to attract, retain and motivate top executive talent, while aligning the interests and compensation of such executives with the interests of our stockholders. To that end, our compensation packages have historically included both cash and stock-based compensation that are designed to recognize and reward individual contributions as measured against established short-term and long-term financial and operational goals. Further, we believe our compensation programs are designed to avoid excessive risk-taking. The goals for our incentive compensation reflect a balanced mix of performance measures based on our business plan, avoid excessive weight on a single performance measure and limit overall potential payments for any of our executives.

This section describes our 2010 compensation programs for our “named executives,” which, for purposes of this discussion, are the individuals listed in the Summary Compensation Table on page 12.

Role of Compensation Committee

The Compensation Committee is responsible for reviewing and overseeing our executive compensation programs, including risks that may arise from compensation programs, policies and practices. In connection with its duties, the Compensation Committee periodically reviews executive compensation programs and evaluates the relationship between the programs and performance. The Compensation Committee considers, among other things, the following factors in making decisions regarding executive compensation:

•	Our compensation philosophy;

•	Our financial and operational performance relative to peers and industry standards;

•	Aligning of executive interests with stockholder interests; and

•	Total compensation and the combination of compensation elements.

The Compensation Committee also develops the individual and corporate goals and objectives relevant to the compensation of our Chairman and Chief Executive Officer. The Compensation Committee, together with our Chairman and Chief Executive Officer, reviews the compensation components for our other executive officers.

Role of Management

Management assists the Compensation Committee in making compensation determinations in various ways. Our Chairman and Chief Executive Officer assess the performance of the other named executives and make recommendations regarding their compensation to the Compensation Committee. In addition, our Chairman, with the assistance of the Human Resources department, develops proposals regarding changes in compensation for review and approval by the Compensation Committee and assists the Compensation Committee in making compensation decisions by providing data necessary to evaluate and implement compensation proposals and programs.

The Compensation Committee has established a pool of stock options and has delegated to our Chairman and our Chief Executive Officer, acting jointly, the authority and discretion to make grants from such pool not exceeding 10,000 shares of Common Stock per grant. Our Chairman is required to periodically report these grants to the Compensation Committee. During 2010, no options to purchase shares of Common Stock were granted from this pool to non-executives.

Role of Compensation Consultant and other Advisors

Neither we nor the Compensation Committee has any contractual relationship with any compensation consultant. Periodically, however, we have engaged Hewitt Associates to assist with specific requests regarding equity compensation packages. We did not engage a compensation consultant during 2010. In addition, from time to time, we seek advice from legal counsel regarding current developments in laws and regulations relating to compensation matters.

2010 Executive Compensation Components

During 2010, our primary compensation programs were comprised of the following components:

•	Base Salary

•	Annual Incentive Awards

•	Long-Term Incentive Awards

Base Salary. Base salaries for our named executives depend on the level of responsibility of the position, experience of the executive, performance of the executive and company objectives. In making compensation decisions, the Compensation Committee from time to time may use market data to assess whether our pay practices (including regular merit increases as discussed below) are competitive with companies against which the Compensation Committee believes we compete for executive management personnel. The Compensation Committee does not have a formalized set of data it may review and, to the extent any such data is used, it is most often obtained through publicly available sources. Accordingly, the Compensation Committee does not target compensation (that is, “benchmark”) at a specific percentile or within any targeted range based on any established peer group. Any data the Compensation

Committee may review is merely one of a variety of factors the Committee may consider in setting base salaries – along with the level of responsibility of the named executive’s position, the experience of the executive, the executive’s performance and the achievement of Company objectives.

The Compensation Committee regularly reviews base salaries, and adjustments generally are made based upon Company and executive performance and, if applicable, changes in position and responsibilities. The process, which is effectuated through an internal merit review of each member of the Company’s management team, generally is based on a number of qualitative and quantitative factors, including the level of responsibility of the position, the experience of the executive, the executive’s performance and the achievement of Company objectives.

The process for determining changes to 2010 base salaries was subjective and non-formulaic, and the Compensation Committee did not review competitive market data or apportion any particular percentage of any salary increase to either performance or competitive pay levels; rather, the Compensation Committee placed a particular emphasis on the Chief Executive Officer’s performance assessments and recommendations with respect to each of our other named executives. To that end, it was the Chief Executive Officer’s view that each such officer had performed satisfactorily during 2010, and thus he recommended, and the Compensation Committee concurred, that it would be appropriate that each officer’s base salary (other than the base salaries for Messrs. Nelson and Stubbs) be increased slightly upward, notwithstanding the difficult operating environment the Company faced during 2010. Messrs. Nelson and Stubbs requested that the Compensation Committee not consider an increase in their base salary for 2010. Ms. Payne’s base salary was increased by 2.34%, Ms. Mayfield’s base salary was increased by 1.75% and Mr. Belknap’s base salary was increased by 2.00%.

Annual Incentive Awards. During 2010, each of our named executives participated in our Executive Incentive Compensation Plan, or EICP. The EICP is an annual cash incentive program that provides cash awards that are contingent and based on pre-established financial targets. Awards are based on a percentage of the executive’s earned base salary during the calendar year in which they participate in the EICP.

Each year, as part of our annual budget process, the Compensation Committee determines the components of the financial portion of the EICP for the next bonus period and sets the threshold, target and maximum levels for each component, as well as the weighting of each component respective to the total award. The Compensation Committee considers specific circumstances relating to our current operations when determining the threshold, target and maximum levels.

For 2010, the Compensation Committee determined that 80% of each named executive’s EICP target award would be based on achievement of financial objectives relating to consolidated net revenue, EBITDA and net free cash flow (each as defined below), with each component accounting for 20%, 40% and 20%, respectively, of the total financial portion. The remaining 20% would be discretionary. Specific financial objectives and results for 2010 were:

•

Net Revenue: Total product and services revenue, excluding barter and intercompany revenue, which includes cross-promotion revenue. For 2010, the objective upon which bonuses were based was approximately $229.3 million. The actual result was approximately $233.3 million.

•

EBITDA: EBITDA, which for these purposes represents earnings before interest, taxes, depreciation, amortization, non-cash compensation, provision for restructuring costs and other, and any non-operating adjustments approved by the Committee. For 2010, the objective upon which bonuses were based was approximately $56.3 million. The actual result was approximately $71.9 million.

•

Net Free Cash Flow: EBITDA, plus/minus changes in working capital, non-cash EBITDA items and acquisition reserve payments. For 2010, the objective upon which bonuses were based was approximately $26.6 million. The actual result was approximately $38.9 million.

Bonus payments can range from no payment to 150% of an executive’s target bonus, though historically they have ranged from 50% to 150%, and are contingent upon the extent to which pre-established objectives are met:

•

No payment for a particular financial objective of the EICP award unless the threshold performance level (90% of the Net Revenue objective; 85% of the EBITDA and Net Free Cash Flow objectives) is achieved;

•

Payment of at least 50% but less than 100% of the target bonus for a particular financial objective of the EICP award determined on a pro rata basis if the threshold performance level for that objective is achieved or exceeded, but the objective is not met;

•

Payment of at least 100% but less than 150% of the target bonus for a particular financial objective of the EICP award determined on a pro rata basis if the target performance level for that objective is achieved or exceeded, but the maximum performance level (110% of the Net Revenue objective; 115% of the EBITDA and Net Free Cash Flow objective) is not achieved; and

•	Payment of 150% of the target bonus for a particular financial objective of the EICP award if the maximum performance level for that objective is achieved or exceeded.

Following the completion of the audit of our consolidated financial statements for the prior year, the Compensation Committee, with the assistance of the Human Resources and Accounting departments, reviews actual performance in relation to each of the pre-determined financial objectives to determine financial achievement.

Historically, discretionary awards for participants in the EICP, including the named executives, have most often been determined by applying the weighted-average financial award percentage to the discretionary award target amounts. For 2010, a discretionary award percentage equal to the weighted-average financial award percentage (139.7%) was applied to the 20% discretionary component for all EICP participants. Payment of EICP bonuses is generally made as soon as practicable following the plan year. The following table summarizes the total target awards and payments for each of the named executives for 2010:

Name	2010 EICP Target (%)	2010 EICP Target ($)	2010 EICP Payment ($)
Dean B. Nelson	50	140,000	195,515
Charles J. Stubbs	65	325,000	453,873
Kim R. Payne	50	131,125	183,120
Arlene Mayfield	50	131,000	182,946
Keith L. Belknap	50	150,987	210,858

Restricted Stock and Stock Option Awards

Our named executives are eligible to receive either stock options or restricted stock under the PRIMEDIA 1992 Stock Purchase and Option Plan, as amended, which we refer to as the 1992 Plan. The Compensation Committee approves all grants of stock options or restricted stock, except for the pool established for our Chairman and our Chief Executive Officer acting jointly.

Long-Term Incentive Program Awards. During 2008, the Compensation Committee approved a Long-Term Incentive Program for the 2008 through 2010 calendar years, under which individual restricted stock awards were granted for each year of the program to members of senior management, including our named executives. For each year of the program, the extent to which the restricted stock award vests, if at all, is contingent upon the extent to which we achieve the applicable consolidated target EBITDA (as defined under the EICP referenced above) for such year. The award for such year is forfeited if less than 90% of the target is achieved.

For 2010, the target EBITDA was approximately $56.3 million, and the actual result was approximately $71.9 million, or 127.8% of target. Because 100% of the target was achieved, all 2010 awards were fully vested. In addition, on February 23, 2010, the Compensation Committee approved supplemental, performance-based grants of restricted stock under the 1992 Plan to certain members of management, including each of our named executives, for the 2010 calendar year. Vesting of these awards was based on the same conditions as the Long-Term Incentive Awards described above; therefore, these awards also were fully vested.

Other Stock and Cash Awards. At a meeting of the Compensation Committee on February 23, 2010, in connection with its review of 2009 results, the Compensation Committee determined to grant special restricted stock and cash awards to certain employees, including the named executives, taking into account, among other factors, more subjective individual performance results, including leadership in the face of continued extremely difficult economic and industry conditions, incumbent experience, retention concerns and an employee’s ability to impact future results for the Company.

As a result, the Compensation Committee approved special grants of restricted stock under the 1992 Plan to certain employees, including each of the named executives. For each of these named executives, the restricted stock award would vest with respect to one-half of the shares of Common Stock underlying the award on each of March 31, 2010 and March 31, 2011. The Committee also granted special cash awards to certain employees, including each of the named executives. All of these awards are now fully vested.

Also on February 23, 2010, the Compensation Committee approved an additional grant of 138,500 shares of restricted stock to Mr. Stubbs. This grant will vest as to 100% of the shares of restricted stock on December 31, 2013, so long as Mr. Stubbs remains employed by the Company through such date. This grant is subject to earlier vesting as more fully described under “Employment Agreements with Named Executives” and “Potential Payments Upon Termination or Change in Control; Retention Agreements” below.

The following table summarizes the total awards for each of the named executives under our various 2010 restricted stock award programs:

Name	2010 LTIP Shares (#)	Other 2010 Vested Shares (#)	Other 2010 Unvested Shares (#)	2010 Cash Awards ($)
Dean B. Nelson	57,120	33,000	—	60,060
Charles J. Stubbs	125,580	72,552	138,500	132,045
Kim R. Payne	21,420	8,250	—	15,015
Arlene Mayfield	28,560	16,500	—	30,030
Keith L. Belknap	11,424	6,600	—	12,012

Stock Option Awards. Stock options can provide a means to align the interests of executives with our stockholders, and the vesting schedule of option grants encourages executive retention. The Compensation Committee considers a number of factors when considering a grant of stock options, including the employee’s base salary, performance and value of the options, as well as recommendations from management. No stock options were granted to any executives during 2010.

Retirement Benefits

All of our employees are eligible to participate in the PRIMEDIA Thrift & Retirement Plan, which we refer to as the 401(k) Plan, first of the month following date of hire. The 401(k) Plan is a defined contribution, tax-qualified retirement savings plan pursuant to which all eligible highly compensated employees, as defined in the 401(k) Plan, including the named executives, are able to contribute, on a before-tax or after-tax basis, up to the limit prescribed by the Internal Revenue Service, or IRS. All other eligible employees are able to contribute the lesser of 50% of their annual base salary or the limit prescribed by the IRS. We match 100% of the first 3% of base salary that is contributed to the 401(k) Plan by employees and 50% of the next 2% of base salary that is contributed. All employee contributions and PRIMEDIA contributions to the 401(k) Plan are 100% vested upon contribution. Other than the 401(k) Plan, we do not operate any pension or retirement plan that receives contributions or provides any additional retirement benefits specifically to our named executives.

Personal Benefits and Perquisites

We do not have a personal benefits and perquisite program. However, from time to time, we have provided named executives with limited perquisites and other personal benefits that we believe provide economic value to the executive and assist us in attracting, retaining and motivating key executives. These perquisites and other personal benefits have included reimbursement of certain relocation expenses (including tax gross-up payments), use of corporate apartments and parking allowances. During 2010, our named executives received the same benefits as provided to other employees. We report the costs of personal benefits and perquisites for our named executives in the Summary Compensation Table on page 12.

Severance Payments

We believe that it is important to provide reasonable severance benefits to senior management both to remain competitive in the market for executive talent and in acknowledgement that it may be difficult for these employees to find comparable positions in a short period of time. Generally, each member of our senior management (other than our Chairman) is entitled to severance payments in the event that he or she is terminated by us without “cause,” as defined in his or her employment or severance agreement. For additional information, please see “Employment Agreements with Named Executives” and “Severance Agreements with Named Executives” and “Potential Payments Upon Termination or Change in Control; Retention Agreements” below.

Tax and Accounting Implications

In overseeing our executive compensation program, the Compensation Committee reviews and considers the effect of Section 162(m) of the Internal Revenue Code, which provides that a company may not deduct compensation of more than $1 million that is paid to certain individuals. The Compensation Committee seeks to preserve the tax deductibility of compensation; however, it has authorized, and will continue to retain the right to authorize, compensation that may not meet deductibility requirements if it determines that such compensation is in the best interests of our stockholders. The Compensation Committee believes it must retain flexibility to exercise its judgment in assessing executive performance and that compensation for executive officers should be governed by our overall executive compensation philosophy and the interests of our stockholders, notwithstanding the effect of such compensation on deductibility in any given year.

Securities Trading Policy

Executives may not engage in any transaction in which they may profit from short-term speculative swings in the value of PRIMEDIA securities. This prohibition includes “short sales” (selling borrowed securities that the seller hopes can be purchased at a lower price in the future) or “short sales against the box” (selling owned, but not delivered, securities), “put” and “call” options (publicly available rights to sell or buy securities within a certain period of time at a specified price or the like) and other hedging transactions designed to minimize an executive’s risk inherent in owning PRIMEDIA securities, such as zero-cost collars and forward sale contracts. In addition, this policy is designed to ensure compliance with all insider trading rules.

Stock Ownership Guidelines

We do not currently have a formal stock ownership requirement for executives, but each of our named executives owns shares of our Common Stock.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

COMPENSATION COMMITTEE

Perry Golkin, Chairman

Beverly C. Chell

H. John Greeniaus

Thomas C. Uger

The foregoing Compensation Committee Report shall not be deemed to be soliciting material or to be filed with the Securities and Exchange Commission and should not be deemed incorporated by reference by any general statement incorporating by reference this Amendment into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that PRIMEDIA Inc. specifically incorporates this information by reference and shall not otherwise be deemed filed under such acts.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently comprised of four directors, Messrs. Golkin (Chairman), Greeniaus and Uger and Ms. Chell. None of Messrs. Greeniaus, Golkin or Uger has been an officer or employee of PRIMEDIA. Mr. Golkin is an advisory partner of KKR and a General Partner of KKR Associates and a member of KKR 1996 GP LLC. KKR Associates and KKR 1996 GP LLC together own approximately 58.83% of the outstanding Common Stock of PRIMEDIA. Mr. Uger is a director of KKR. In such capacities, Mr. Golkin and Mr. Uger may be deemed to share beneficial ownership of the Common Stock beneficially owned by KKR Associates and KKR 1996 GP LLC; however, each of them disclaim any beneficial ownership of such shares. See “Stock Ownership” for additional information. Ms. Chell is a former Vice Chairman and General Counsel of PRIMEDIA and also served as Chief Financial Officer during 2006. Ms. Chell retired from the Company in 2006.

Summary Compensation Table

The following table sets forth information with respect to the compensation of each individual who served as our Chief Executive Officer or Chief Financial Officer during 2010 and our three other most highly compensated officers as of the end of 2010. These individuals are collectively referred to as our “named executives.”

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
Dean B. Nelson Chairman	2010 2009 2008	280,000 280,807 425,576	99,163 18,129 41,665	316,829 93,600 114,600	— — —	156,412 72,518 166,660	— — —	7,350 7,350 11,700	859,754 472,404 760,201

Charles J. Stubbs President and Chief Executive Officer	2010 2009 2008	500,000 500,000 296,153	222,820 42,086 207,015	1,269,103 517,978 1,744,476	— — —	363,098 168,345 228,062	— — —	71,194 56,661 344,613	2,426,215 1,285,070 2,820,319

Kim R. Payne Senior Vice President and Chief Financial Officer	2010 2009 2008	262,158 256,177 250,000	51,639 36,625 21,929	104,126 23,400 57,300	— — 87,300	146,496 66,367 87,716	— — —	7,259 6,370 7,044	571,678 388,939 511,289

Arlene Mayfield Senior Vice President and President, Apartment Guide and New Home Guide	2010 2009 2008	261,931 257,413 247,461	66,619 30,996 26,336	158,414 46,800 114,600	— — 174,600	146,357 66,691 105,346	— — —	7,253 6,366 7,857	640,574 408,266 676,200

Keith L. Belknap Senior Vice President, General Counsel and Secretary	2010 2009 2008	300,708 293,741 279,119	54,184 40,505 24,476	63,366 18,720 45,840	— — 69,840	168,687 76,098 97,905	— — —	7,259 7,086 6,695	594,204 436,150 523,875

(1)	Effective January 1, 2010, Ms. Payne’s annual base salary was increased to $262,250 and Ms. Mayfield’s annual base salary was increased to $262,000. Effective October 1, 2010, Mr. Belknap’s annual base salary was increased to $305,300.
(2)	This column reflects amounts earned for 2010, 2009 and 2008 under the discretionary portion of the EICP and special cash awards described on page nine. For Mr. Nelson, the amount for 2010 includes a payment of $39,103 under the EICP and a special cash award of $60,060. For Mr. Stubbs, the amount for 2010 includes a payment of $90,775 under the EICP and a special cash award of $132,045. For Ms. Payne, the amount for 2010 includes a payment of $36,624 under the EICP and a special cash award of $15,015. For Ms. Mayfield, the amount for 2010 includes a payment of $36,589 under the EICP and a special cash award of $30,030. For Mr. Belknap, the amount for 2010 includes a payment of $42,172 under the EICP and a special cash award of $12,012. For Mr. Stubbs, the amount for 2008 includes a payment of $57,015 under the EICP (discretionary portion) and a sign-on bonus of $150,000 under his employment agreement.
(3)	The dollar amounts shown for stock awards and option awards represent the aggregate grant date fair values computed in accordance with the applicable Accounting Standards Codification (“ASC”) 718, Stock Compensation, excluding the effect of forfeitures. These amounts do not reflect whether the named executive officers have actually realized a financial benefit from the awards. For information on the assumptions used to calculate the value of the awards, refer to Note 13 to our consolidated financial statements included elsewhere in this Report. With respect to the “Stock Awards” column, $293,642 of the amount shown for Mr. Stubbs in 2009, and all amounts shown for all other named executives for 2009, represent performance-based restricted stock grants under our Long-Term Incentive Program for 2009 and are shown at 100% of target. All of such awards were forfeited subsequent to the end of 2009, and no stock was issued as a result thereof.
(4)	This column reflects amounts earned for 2010, 2009 and 2008 under the financial portion of the EICP described on pages eight through nine.
(5)	For Mr. Nelson, amounts reflect (a) $7,350, $7,350 and $6,900 in matching funds contributed by PRIMEDIA to the 401(k) Plan in 2010, 2009 and 2008, respectively, and (b) an annual parking allowance of $4,800 in 2008. The annual parking allowance was discontinued in August 2008. For Mr. Stubbs, the amount for 2010 reflects dividend equivalents on outstanding restricted stock awards granted before 2010 of $64,098 and $7,096 in matching funds contributed by PRIMEDIA to the 401(k) Plan; the amount for 2009 reflects dividend equivalents on outstanding restricted stock awards granted before 2009 of $50,209 and $6,452 in matching funds contributed by PRIMEDIA to the 401(k) Plan; and the amount for 2008 reflects relocation assistance of $344,613, including a housing reimbursement of $150,000 and tax gross-up payments of $62,884 for income imputed to Mr. Stubbs. For further information, please see “Employment Agreements with Named Executives” below. For Ms. Payne, amounts reflect $7,259, $6,370 and $6,644 in matching funds contributed by PRIMEDIA to the 401(k) Plan in 2010, 2009 and 2008, respectively, and a $400 demutualization payment in 2008. For Ms. Mayfield, amounts reflect $7,253, $6,366 and $6,657 in matching funds contributed by PRIMEDIA to the 401(k) Plan in 2010, 2009 and 2008, respectively, and a $1,200 demutualization payment in 2008. For Mr. Belknap, amount reflects $7,259, $7,086 and $6,470 in matching funds contributed by PRIMEDIA to the 401(k) Plan in 2010, 2009 and 2008, respectively, and a $225 demutualization payment in 2008.

Grants of Plan-Based Awards for 2010

The following table summarizes the grants of plan-based awards to each of the named executives for the year ended December 31, 2010:

Grants of Plan-Based Awards for 2010
	Grant Date	Estimated Future Payouts Under			Estimated Future Payouts Under			All Other Stock Awards: Number of Shares or Stock Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Options Awards ($)(4)
		Non-Equity Incentive Plan Awards(1)			Equity Incentive Plan Awards(2)
Name of Executive		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Dean B. Nelson	02/23/10	70,000	140,000	210,000				33,000			117,480
	06/13/08				20,000	40,000	40,000				139,600
	02/23/10				8,560	17,120	17,120				59,749
Charles J. Stubbs	02/23/10	162,500	325,000	487,500				211,052			795,666
	05/27/08				43,971	87,942	87,942				331,542
	02/23/10				18,819	37,638	37,638				141,895
Kim R. Payne	02/23/10	65,562	131,125	196,687				8,250			29,370
	06/13/08				5,000	10,000	10,000				34,900
	02/23/10				5,710	11,420	11,420				39,856
Arlene Mayfield	02/23/10	65,500	131,000	196,500				16,500			58,740
	06/13/08				10,000	20,000	20,000				69,800
	02/23/10				4,280	8,560	8,560				29,874
Keith L. Belknap	02/23/10	75,493	150,987	226,480				6,600			23,496
	06/13/08				4,000	8,000	8,000				27,920
	02/23/10				1,712	3,424	3,424				11,950

(1)	Amounts related to a grant date of February 23, 2010 represent the potential threshold, target and maximum EICP awards that could have been achieved for the 2010 performance year based on goals set on such date, as more fully described on pages eight through nine. Actual payments made are set forth in the “Bonus” and “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table on page 12.
(2)	In June 2008, we granted the number of target shares of restricted stock reflected in this column to our named executives under our Long-Term Incentive Program for the calendar year 2010, representing stock awards that are eligible to vest only upon achievement of performance goals. These performance goals were set for the 2010 grants in February 2010. Also in February 2010, we approved supplemental, performance-based grants of restricted stock, the vesting of which was based on these same performance goals. For additional information regarding these grants, please see “Compensation Discussion and Analysis – Restricted Stock and Stock Option Awards” above.
(3)	Amounts include special grants of restricted stock that would vest with respect to one-half of the shares of Common Stock underlying the award on each of March 31, 2010 and March 31, 2011. All of these awards are now fully vested. For Mr. Stubbs, the amount also includes a grant of 138,500 shares of Common Stock, which vests as to 100% of such shares on December 31, 2013, so long as Mr. Stubbs remains employed through such date. This grant is subject to earlier vesting as more fully described under “Employment Agreements with Named Executives” and “Potential Payments Upon Termination or Change in Control; Retention Agreements” below.
(4)	Amounts in this column reflect the aggregate grant date fair values computed in accordance with ASC 718, which do not correspond to the actual value that will be realized by the named executives. These values have been determined based on the assumptions set forth in Note 13 to our consolidated financial statements for the year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End for 2010

The following table summarizes the equity awards granted to our named executives that were outstanding as of December 31, 2010:

	Option Awards(1)						Stock Awards(2)
Name of Executive	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Stock Award Grant	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dean B. Nelson	07/26/2002	300,000	(3)			10.80	07/26/2012
								02/23/2010			16,500	69,300
Charles J. Stubbs								03/25/2009	131,913	554,035
								02/23/2010			36,276	152,359
								02/23/2010	138,500	581,700
Kim R. Payne	10/05/2001	83.3				11.10	10/05/2011
	06/13/2008	30,000				6.42	12/31/2013
								02/23/2010			4,125	17,325
Arlene Mayfield	10/05/2001	125				11.10	10/05/2011
	06/13/2008	60,000				6.42	12/31/2013
								02/23/2010			8,250	34,650
Keith L. Belknap	06/13/2008	24,000				6.42	12/31/2013
								02/23/2010			3,300	13,860

(1)	Stock options granted in 2008 vest 33.33% on each of December 31, 2008, 2009 and 2010. Stock options granted in 2001 vest 25% each year for four years from the date of grant.
(2)	For additional information regarding these grants, please see “Compensation Discussion and Analysis – Restricted Stock and Stock Option Awards” above.
(3)	Represents options to purchase 300,000 shares of Common Stock issued to KKR Capstone. Mr. Nelson possesses sole voting and investment power with respect to such options.

Option Exercises and Stock Vested for 2010

The following table shows the stock options exercised by named executives during 2010 and each named executive’s restricted stock awards that vested during 2010:

	Option Exercises and Stock Vested for 2010
	Option Awards		Stock Awards
Name of Executive	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(1)
Dean B. Nelson	—	—	73,620	314,371
Charles J. Stubbs	—	—	249,798	1,060,512
Kim R. Payne	—	—	25,545	110,794
Arlene Mayfield	—	—	36,810	157,186
Keith L. Belknap	—	—	14,724	62,874

(1)	Represents the number of shares acquired upon vesting of restricted stock and the value realized based on the closing share price for our Common Stock on the date of vesting, in each case before payment of any applicable taxes.

Pension Benefits For 2010

We do not have in place any plans that provide for specified retirement payments and benefits or payments and benefits to be paid in connection with the retirement of a named executive. As further described under “Compensation Discussion and Analysis – Retirement Benefits” above, all of our employees, including named executives, are eligible to participate in the 401(k) Plan, which is a tax-qualified, defined contribution retirement savings plan. Amounts contributed by PRIMEDIA to the 401(k) Plan in 2010 on behalf of named executives are set forth in the Summary Compensation Table on page 12.

Non-Qualified Deferred Compensation Plan

We do not have in place any non-qualified deferred compensation plans other than the Directors’ Deferred Compensation Plan described on page 19.

Employment Agreements with Named Executives

In 2008, we entered into an employment agreement with Mr. Stubbs. The initial term of the employment agreement is three years. Subject to various conditions, the employment agreement automatically renews for additional one-year periods.

Under the terms of the agreement, Mr. Stubbs is provided an annual base salary, which, in the discretion of our Board, may be reviewed biannually. Upon being named our President and Chief Executive Officer, Mr. Stubbs was entitled to a one-time signing bonus of $150,000, which was required to be repaid had his employment been terminated under certain conditions prior to May 27, 2010. As part of his total compensation package, Mr. Stubbs is eligible to receive a target annual EICP bonus of at least 65% of his annual base salary (with an opportunity to earn up to 150% of his annual target amount).

The agreement provided for various relocation benefits, including temporary lodging and reimbursement for related costs. We also agreed to pay Mr. Stubbs up to $500,000 as a housing reimbursement intended to compensate him should he be unable to sell his home in Pasadena, California at market value. We also reimbursed Mr. Stubbs for realtor fees incurred in the sale of his home, moving expenses and for airfare in connection with his and his family’s travel between Atlanta, Georgia and his former residence in Pasadena, California during the relocation process. We also agreed to pay additional amounts to Mr. Stubbs such that he would not bear any tax costs with respect to such relocation payments and benefits, other than with respect to the housing reimbursement.

In order to compensate Mr. Stubbs for the forfeiture of equity awards that were forfeited upon his resignation from his former employer, the agreement provided that Mr. Stubbs be granted 146,570 shares of restricted Common Stock that vested on May 27, 2009. Mr. Stubbs was also granted an additional 87,942 shares of restricted Common Stock that vested on December 31, 2010.

The employment agreement further provides for aggregate grants of 263,826 shares of restricted Common Stock under our Long-Term Incentive Program for the 2008 through 2010 calendar years. These performance-based, shares of restricted stock are more fully described under “Compensation Discussion and Analysis – Restricted Stock and Stock Option Awards” above. Vesting of these shares also is subject to Mr. Stubbs’ continued employment and will be forfeited if his employment is terminated for any reason prior to vesting, except as described below.

Mr. Stubbs is entitled to dividend payments on vested restricted stock; however, with regard to dividends that would otherwise be paid on stock associated with any unvested restricted stock, dividend payments will be accrued and paid when and if such restricted stock ultimately vests. After vesting, Mr. Stubbs’ restricted stock awards will be generally subject to transfer restrictions for a period of three years, unless Mr. Stubbs’ employment is terminated without cause, he terminates his employment for good reason, or Mr. Stubbs dies or becomes disabled, at which time they will no longer be subject to restrictions on transfer. If Mr. Stubbs’ employment is terminated for any other reason, transfer restrictions on any vested restricted stock awards will generally remain in effect.

The employment agreement provides that upon the sale of Common Stock held by affiliates of KKR such that any person or entity other than affiliates of KKR holds greater than 50% of the voting power of our Common Stock, and, at any time thereafter, Mr. Stubbs’ employment is terminated without cause or Mr. Stubbs resigns for good reason, then any of the unvested restricted stock awards described above will immediately vest, and any transfer restrictions on such awards will immediately lapse.

In the event Mr. Stubbs’ employment is terminated by us without cause or by Mr. Stubbs’ for good reason, he generally would be entitled to receive the following (subject to the execution of a general release of claims against PRIMEDIA):

•	payment of any amount of his base salary earned but unpaid through the date of termination;

•	continued payment of his base salary for a period of 18 months following the date of termination;

•	a lump sum payment equal to a pro rata portion of the EICP bonus, if any, Mr. Stubbs would have received for the year of termination had he remained employed;

•	a lump sum payment equal to 1.5 times Mr. Stubbs’ target bonus opportunity under the EICP for the year in which the termination occurs;

•	an ability for him and his family to continue to participate in PRIMEDIA’s health and welfare plans;

•	payment of other accrued obligations and benefits, such as earned but unpaid bonuses, expense reimbursements, and accrued but unused vacation days; and

•

as applicable, a “gross-up payment” for excise taxes imposed pursuant to Section 4999 of the Internal Revenue Code, or the Code, that may be due as the result of a change of control (as defined in Section 280G of the Code) of PRIMEDIA.

If Mr. Stubbs’ employment is terminated by us for cause or Mr. Stubbs voluntarily terminates his employment for other than good reason, he generally would be entitled to receive the following:

•	any accrued amount of his base salary earned but unpaid through the date of termination;

•	payment of other accrued obligations and benefits, such as earned but unpaid bonuses, expense reimbursements, and accrued but unused vacation days; and

•	if applicable, a gross up payment of the kind referred to above.

In the event Mr. Stubbs’ employment is terminated due to his death or disability, he (or his beneficiaries, as the case may be) generally would be entitled to receive the following:

•	a lump sum payment of his base salary through the end of the month in which the termination occurs;

•	payment of an amount equal to 65% of his base salary in lieu of any annual bonus payment for the year in which the termination occurs;

•	in the case of Mr. Stubbs’ disability, disability benefits in accordance with our long-term disability program;

•	payment of other accrued obligations and benefits, such as earned but unpaid bonuses, expense reimbursements, and accrued but unused vacation days; and

•	if applicable, a gross up payment of the kind referred to above.

The employment agreement includes non-competition covenants and non-solicitation restrictions. While Mr. Stubbs is employed by PRIMEDIA and for a period of 18 months thereafter, Mr. Stubbs is restricted from activities involving competing businesses, customers, suppliers or employees of PRIMEDIA. Mr. Stubbs is also subject to confidentiality obligations to us both during and after his employment. In the event of a material violation of these restrictive covenants, Mr. Stubbs would forfeit his rights to certain of the equity awards and termination benefits described above.

Severance Agreements with Named Executives

We have entered into a Severance Agreement with each of Ms. Payne and Ms. Mayfield. Under each of such Severance Agreements, in the event that the named executive’s employment is terminated by the Company without cause, the executive would be entitled to payments of (i) 12 months’ base salary at the rate being paid on the date of termination, payable bi-weekly on regular pay dates, and (ii) an additional amount equal to the sum of (a) the executive’s annual target bonus for the year in which she separates from service from the Company and (b) a pro rata portion of the executive’s annual target bonus for the year in which she separates from service for the number of days such executive was employed for such year before the separation from service, payable in a single lump sum. Severance amounts under clause (ii) above are the result of amendments to existing severance arrangements with these named executives, which amendments became effective January 11, 2011. The named executive also is entitled to any EICP bonus for completed calendar years that are unpaid on the date of termination. Payments are contingent upon the named executive executing a separation and release agreement in the form being used by us at the time of termination.

We also have entered into a Severance Agreement with Mr. Belknap. Under the Severance Agreement, in the event that Mr. Belknap’s employment is terminated by the Company without cause or Mr. Belknap voluntarily terminates his employment for “good reason,” as defined in the agreement, Mr. Belknap would be entitled to a payment of (i) 12 months’ base salary at the rate being paid on the date of termination, payable in a single lump sum, and (ii) an additional amount equal to the sum of (a) the executive’s annual target bonus for the year in which he separates from service from the Company and (b) a pro rata portion of the executive’s annual target bonus for the year in which he separates from service for the number of days such executive was employed for such year before the separation from service, payable in a single lump sum. The severance amount under clause (ii) above is the result of an amendment to existing severance arrangements, which amendment became effective January 11, 2011. Mr. Belknap also is entitled to any EICP bonuses that are unpaid on the date of termination. Payments are contingent upon Mr. Belknap executing a separation and release agreement in the form attached to the agreement.

Potential Payments Upon Termination or Change in Control; Retention Agreements

We do not have agreements with any named executives that would result in payments to them solely upon a change in control of PRIMEDIA. In addition, we have not entered into any agreement with Dean Nelson, our Chairman, which would entitle Mr. Nelson to any payments upon termination of his employment. However, under the employment and severance agreements discussed under “Employment Agreements with Named Executives” and “Severance Agreements with Named Executives” above, other named executives would be entitled to severance benefits upon termination of employment under certain circumstances.

On January 11, 2011, we entered into a Retention Agreement with each of our named executives, other than Mr. Nelson, which provides that the executive is entitled to receive the retention bonus specified therein, in a single lump sum, if there is a Sale of the Company (as defined in the Retention Agreement) prior to December 31, 2011, and such employee remains employed by the Company for six months following the Sale of the Company (or if such executive’s employment is terminated at any time after the date of the agreement and prior to six months following the Sale of the Company and such termination was either a termination by the Company “without cause” or, in the case of Messrs. Stubbs and Belknap, a resignation by the executive “for good reason”). The retention bonuses payable to our named executives are: Charles Stubbs, $1,250,000; Kim Payne, $400,000; Arlene Mayfield, $400,000; and Keith Belknap, $305,300.

Termination Without Cause or Resignation for Good Reason

As of December 31, 2010. The following table sets forth the value of the benefits each of the named executives would have received if his or her employment had been terminated on December 31, 2010, and such termination was either a termination by us “without cause” or, in the case of Messrs. Stubbs and Belknap, a resignation by the employee “for good reason.” The actual amount of termination benefits can only be determined at the time of an executive’s separation from employment. In addition, any unvested restricted stock awards previously granted to Mr. Stubbs immediately vest upon the termination of his employment by us “without cause” or by Mr. Stubbs “for good reason” following a change in control of PRIMEDIA, as defined in his employment agreement. As of December 31, 2010, the value of such stock awards was $2,167,170, based on the closing share price for our Common Stock on such date of $4.20. This arrangement and all other arrangements underlying the values in this section are described under “Employment Agreements with Named Executives” and “Severance Agreements with Named Executives” above.

	Stubbs	Payne	Mayfield	Belknap
Salary Continuation	$750,000	$262,250	$262,000	$305,300
Bonuses	941,373	183,120	182,946	210,858

Total Cash	1,691,373	445,370	444,946	516,158

Health Coverage	21,984	—	—	—
Earned Vacation	46,153	34,294	29,223	28,181

Total Benefits	68,137	34,294	29,223	28,181

Total	$1,759,510	$479,664	$474,169	$544,339

As of April 1, 2011. The following table sets forth the value of the benefits each of the named executives would have received if his or her employment had been terminated on April 1, 2011, and such termination was either a termination by us “without cause” or, in the case of Messrs. Stubbs and Belknap, a resignation by the employee “for good reason.” The actual amount of termination benefits can only be determined at the time of an executive’s separation from employment. This arrangement and all other arrangements underlying the values in this section are described under “Employment Agreements with Named Executives,” “Severance Agreements with Named Executives” and “Potential Payments Upon Termination or Change in Control; Retention Agreements” above.

	Stubbs	Payne	Mayfield	Belknap
Salary Continuation	$750,000	$268,806	$265,930	$307,224
Bonuses	2,058,832	568,003	566,206	497,315

Total Cash	2,808,832	836,809	832,136	804,539

Health Coverage	21,984	—	—	—
Earned Vacation	46,153	35,151	29,661	28,359

Total Benefits	68,137	35,151	29,661	28,359

Total	$2,876,969	$871,960	$861,797	$832,898

For each of the named executives, restricted stock awards under our Long-Term Incentive Program for the 2011 calendar year vest (i) if the participant’s employment with the Company is terminated by the Company for any reason other than for “cause” or, otherwise, (ii) to the extent to which the Company achieves the applicable target EBITDA for the 2011 calendar year. In addition, any other unvested restricted stock awards then held by an employee of PRIMEDIA, including any named executive, will immediately vest on a Sale of the Company (as defined in the Retention Agreements described above), provided the employee is still employed at the time. The following table summarizes all unvested stock awards and the value of such awards held by named executives, based on the closing share price for our Common Stock on April 1, 2011 of $4.75.

Name	2011 Target Shares (#)	Other Unvested Shares (#)	Total Value as of April 1, 2011 ($)
Dean B. Nelson	65,048	—	308,978
Charles J. Stubbs	142,857	390,413	2,533,033
Kim R. Payne	16,262	—	77,245
Arlene Mayfield	32,524	—	154,489
Keith L. Belknap	13,010	—	61,798

Termination Due to Death or Permanent Disability

In the event of a termination of employment of any of our current named executives by reason of death or permanent disability, all of the employee’s unvested restricted stock awards and outstanding stock option awards would immediately vest or become exercisable, as the case may be. As of April 1, 2011, the exercise prices of all stock options held by our named executives was less than the closing share price for our Common Stock. Therefore, there was no value in such stock options as of such date.

The following table quantifies for each of our named executives the value of such employee’s unvested restricted stock awards that would have vested if his or her employment had terminated on April 1, 2011 as a result of death or permanent disability. These amounts are based on the closing share price for our Common Stock on such date.

	Nelson	Stubbs	Payne	Mayfield	Belknap
Value of Accelerated Awards	$308,978	$2,533,033	$77,245	$154,489	$61,798

Director Compensation

Overview

Only directors who are not employees of PRIMEDIA receive compensation for services as a Director. We use a combination of cash and stock-based compensation to attract and retain qualified individuals to serve on our Board. Compensation for non-employee directors during 2010 was comprised of the following:

Type of Compensation	Amount($)
Annual Cash Retainer(1)	55,000

Additional Annual Retainer for Committee Chair:
Audit Committee	25,000
Nominating and Corporate Governance Committee	5,000

Additional Annual Retainer for Committee Membership:
Audit Committee	25,000
Nominating and Corporate Governance Committee	10,000
Compensation Committee(2)	10,000

(1)	Includes all service on the Board and standing committees, including attendance at meetings. Annual fees are payable in quarterly installments. For 2011, the annual retainer will remain at $55,000, and additional committee fees will remain unchanged.
(2)	Board members affiliated with KKR & Co. L.P. do not receive additional fees for serving on the Compensation Committee.

Directors are reimbursed for the business expenses related to attendance at Board meetings, including room, meals and transportation to and from Board meetings.

Stock Option Awards

Historically, upon initial election to the Board, each non-employee Director has been granted an option to acquire shares of our Common Stock. These options vest over three years in equal installments and expire after five years. We do not grant annual stock option awards to our Directors, but we have periodically granted options to Directors in addition to those granted upon being elected as a Director. No options were granted to Directors in 2010.

Directors’ Deferred Compensation Plan

Under the Directors’ Deferred Compensation Plan, a non-employee Director may elect to defer all or part of the annual fees payable to the Director. Deferred amounts are “credited” to an unfunded cash account or Common Stock equivalent account, as selected by the Director. Interest, at our average borrowing rate, is credited quarterly for bookkeeping purposes to a Director’s cash account. Subject to certain restrictions, a Director is permitted to take distributions in cash from a cash account, or in shares of Common Stock or cash equivalent equal to the value of credited shares (including shares credited as a result of dividend equivalent payments) at the time of distribution, at our option, in whole or in part, from her or his account following retirement or termination of service. Only one Director, Mr. Golkin, currently participates in this plan, under which he has elected to defer his fees in Common Stock equivalents.

Director and Officer Liability Insurance

We obtain Director and officer liability insurance to insure our Directors and officers against certain losses they may be required to pay as a result of performing their duties as Directors and officers. We pay one premium for this insurance for all of PRIMEDIA and therefore do not allocate a specific dollar amount to any individual Director or the Directors as a whole.

Non-Employee Director Compensation for 2010

The table below summarizes the compensation paid by PRIMEDIA to non-employee Directors for the year ended December 31, 2010:

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total($)
David A. Bell	95,000	—	—	—	—	—	95,000
Beverly C. Chell	65,000	—	—	—	—	—	65,000
Daniel T. Ciporin	80,000	—	—	—	—	—	80,000
Meyer Feldberg	90,000	—	—	—	—	—	90,000
Perry Golkin	55,000	—	—	—	—	—	55,000
H. John Greeniaus	100,000	—	—	—	—	—	100,000
Kevin J. Smith	105,000	—	—	—	—	—	105,000
Thomas C. Uger	55,000	—	—	—	—	—	55,000

(1)	Mr. Bell’s fees consisted of the $55,000 annual fee, $25,000 for serving on the Audit Committee and $15,000 for serving on the Nominating and Corporate Governance Committee.

Ms. Chell’s fees consisted of the $55,000 annual fee and $10,000 for serving on the Compensation Committee.

Mr. Ciporin’s fees consisted of the $55,000 annual fee and $25,000 for serving on the Audit Committee.

Mr. Feldberg’s fees consisted of the $55,000 annual fee, $25,000 for serving on the Audit Committee and $10,000 for serving on the Nominating and Corporate Governance Committee.

Mr. Golkin participates in the Directors’ Deferred Compensation Plan and, as a result, in lieu of cash compensation, at the end of each calendar quarter during 2010, Mr. Golkin received credits for PRIMEDIA Common Stock in an amount determined by dividing the quarterly fee payable, $13,750, by the share price on the last trading day of the calendar quarter. During 2010, Mr. Golkin received credits in PRIMEDIA Common Stock in the following amounts:

Quarter Ending	Number of Shares Credited	Share Price($)
March 31	3,997.09	3.44
June 30	4,692.83	2.93
September 30	3,618.42	3.80
December 31	3,273.81	4.20

As of December 31, 2010, Mr. Golkin has accumulated credits equal to an aggregate of 83,796.76 shares of PRIMEDIA Common Stock through the Directors’ Deferred Compensation Plan, excluding dividend equivalents.

Mr. Greeniaus’ fees consisted of the $55,000 annual fee, $25,000 for serving on the Audit Committee, $10,000 for serving on the Nominating and Corporate Governance Committee and $10,000 for serving on the Compensation Committee.

Mr. Smith’s fees consisted of the $55,000 annual fee and $50,000 for serving on the Audit Committee as its Chairman.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of our Directors, Executive Officers and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 1, 2011 by (i) each beneficial owner of more than five percent of our outstanding Common Stock, (ii) each of our Directors and named executives and (iii) all of our Directors and executive officers as a group:

Name	Number of Shares Beneficially Owned(1)	Percentage
Beneficial Owners over 5%
KKR Associates, L.P.(2)	17,814,376	39.97%
9 West 57th Street
New York, New York 10019

KKR 1996 GP LLC(3)	9,510,005	21.34%
9 West 57th Street
New York, New York 10019

Marathon Asset Management Limited(4)	5,906,465	13.25%
Orion House, 5 Upper St. Martin’s Lane
London, WC2H 9EA
United Kingdom

Directors
David A. Bell(5)	64,415	*
Beverly C. Chell(5)(6)	111,132	*
Daniel T. Ciporin(5)	88,333	*
Meyer Feldberg(5)	65,833	*
Perry Golkin(2)(3)(7)	86,981	*
H. John Greeniaus(5)	287,733	*
Dean B. Nelson(2)(8)	612,390	1.37%
Kevin J. Smith(5)	73,333	*
Thomas C. Uger(2)(3)	—	*
Charles J. Stubbs	362,555	*

Other Named Executives
Kim R. Payne(5)	78,328	*
Arlene Mayfield(5)	142,938	*
Keith L. Belknap(5)	55,679	*
All Directors and executive officers as a group (14 persons)	2,039,650	4.58%

*	Less than one percent
(1)	For purposes of this table, a person or group is deemed to have “beneficial ownership” of any shares as of a given date which such person has voting power, investment power or has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person. Except as otherwise noted, each beneficial owner of more than five percent of our Common Stock and each Director and executive officer has sole voting and investment power over the shares reported.
(2)	Shares of Common Stock shown as owned by KKR Associates, L.P. are owned of record by MA Associates, L.P., FP Associates, L.P., Magazine Associates, L.P., Publishing Associates, L.P., Channel One Associates, L.P., and KKR Partners II, L.P., of which KKR Associates, L.P. is the general partner and as to which it possesses sole voting and investment power. Henry R. Kravis, George R. Roberts, Perry Golkin (a Director of PRIMEDIA), Paul E. Raether, Michael W. Michelson, James H. Greene, Edward A. Gilhuly and Scott M. Stuart, as the general partners of KKR Associates, L.P., may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR Associates, L.P. Such persons disclaim beneficial ownership of such shares. Thomas Uger (a Director of PRIMEDIA) is a limited partner of KKR Associates, L.P. and an executive of KKR. Dean Nelson (a Director of PRIMEDIA) is a member of KKR. Each of Mr. Uger and Mr. Nelson also disclaims beneficial ownership of such shares.
(3)	Of the shares shown as owned by KKR 1996 GP LLC, 8,198,339 shares are represented by shares of our Common Stock and 1,311,666 shares are represented by warrants to purchase 1,311,666 shares of our Common Stock, which are currently exercisable by the holder. The shares of Common Stock and the warrants to purchase Common Stock shown as owned by KKR 1996 GP LLC are owned of record by KKR 1996 Fund L.P., of which KKR Associates 1996 L.P. is the sole general partner. KKR 1996 GP LLC is the sole general partner of KKR Associates 1996 L.P. and possesses sole voting and investment power. Henry R. Kravis, George R. Roberts, Perry Golkin, Paul E. Raether, Michael W. Michelson, James H. Greene, Todd A. Fisher, Johannes P. Huth and Alexander Navab are the members of KKR 1996 GP LLC. Each of such individuals disclaims beneficial ownership of such shares and warrants.

(4)	Information based solely upon Schedule 13G filed with the SEC on January 29, 2010 by M.A.M. Investments Ltd., Marathon Asset Management (Services) Ltd., Marathon Asset Management LLP, William James Arah, Jeremy John Hosking and Neil Mark Ostrer (collectively the “Marathon Reporting Persons”). According to the filing, the Marathon Reporting Persons have shared dispositive power over 5,475,214 shares and shared voting power over 4,045,895, shares, and Mr. Hosking has sole voting and dispositive power over 75,000 shares.
(5)	Of the shares shown, shares underlying vested options and options that will vest within 60 days of April 1, 2011 are: 62,499 shares held by Mr. Bell, 50,000 shares held by Ms. Chell, 30,083 shares held by Ms. Payne, 60,125 shares held by Ms. Mayfield, 58,333 shares held by each of Messrs. Ciporin, Feldberg, Greeniaus and Smith, and 24,000 shares held by Mr. Belknap. If shares are acquired, the Director or executive officer would have sole discretion as to voting and investment.
(6)	Of the shares shown as owned, 1,667 shares are owned of record by Robert M. Chell and 1,833 shares are owned of record by the Robert and Beverly Chell Foundation over which Ms. Chell has shared voting and investment power.
(7)	Of the shares shown as owned, 86,481 shares are represented by shares Mr. Golkin is entitled to receive pursuant to the Directors’ Deferred Compensation Plan. See “Director Compensation” for a description of the Directors’ Deferred Compensation Plan.
(8)	Of the shares shown as owned, 300,000 shares are shares underlying options to purchase our Common Stock issued to KKR Capstone, which options are currently exercisable, and 166,667 shares are owned by KKR Capstone. Mr. Nelson, our Chairman, possesses sole voting and investment power with respect to such options and shares.

Equity Compensation Plan Information

The following table provides information about shares of our Common Stock that may be issued upon the exercise of options, warrants and other rights and other equity compensation under our equity compensation plans as of December 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(#)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)
Equity Compensation Plans Approved By Security Holders	1,459,095		18.18	2,118,226	(1)
Equity Compensation Plans Not Approved by Security Holders(2)(3)(4)	300,000	(5)	10.80	0

Total	1,759,095			2,118,226

(1)	Represents shares of our Common Stock that may be issued pursuant to future awards under the Plans. Includes performance-based restricted stock grants under our Long-Term Incentive Program for 2010 that were outstanding at December 31, 2010, but were subsequently forfeited upon final determination of the extent to which the relevant performance criteria had been achieved, as more fully described under “Compensation Discussion and Analysis – Restricted Stock and Stock Option Awards” above.
(2)	The number of shares issuable pursuant to the Directors’ Deferred Compensation Plan is not presently determinable.
(3)	The table does not include information for the following equity compensation plans and options and other warrants and rights assumed by PRIMEDIA, including its subsidiaries, in connection with mergers and acquisitions, pursuant to which there remain outstanding options or other warrants or rights (collectively, the “Assumed Plans”): Amended and Restated 1999 Non-Officer Stock Option/Stock Issuance Plan of About.com, Inc.; Glowbug.com, Inc. 2000 Stock Option/Stock Issuance Plan; Sombasa Media Inc. 1999 Stock Option Plan; 1999 Stock Option Plan of Wiseads Interactive, Inc.; About.com, Inc. Second Amended and Restated 1998 Stock Option/Stock Issuance Plan; and North Sky, Inc. (formerly Direct Connect, Inc.) 1997 Stock Option Plan. A total of 25,239 shares of our Common Stock may be purchased under the Assumed Plans, at a weighted average price of $58.08. No further grants may be made under any Assumed Plan.
(4)	Excludes warrants to purchase 1,311,666 shares of our Common Stock owned by KKR 1996 GP LLC. The warrants to purchase shares of our Common Stock owned by KKR 1996 GP LLC are owned of record by KKR 1996 Fund L.P., of which KKR Associates 1996 L.P. is the sole general partner. KKR 1996 GP LLC is the sole general partner of KKR Associates 1996 L.P., and possesses sole voting and investment power. Mr. Golkin (a Director of PRIMEDIA) and eight other individuals are the members of KKR 1996 GP LLC. Each of such individuals disclaims beneficial ownership of such warrants.
(5)	Represents options to purchase 300,000 shares of our Common Stock issued to KKR Capstone. Mr. Nelson, our Chairman, possesses sole voting and investment power with respect to such options.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Related Person Transaction Policy

Our Board of Directors has adopted a specific written policy regarding the review of related person transactions. For purposes of this Policy, related persons generally include executive officers and directors, stockholders owning more than 5% of our Common Stock, and immediate family members of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons has a material interest. A related person transaction is one in which we are a participant and the amount involved exceeds $120,000, and in which any related person has a direct or indirect interest.

A related person transaction will be approved only if it is disclosed to and approved by the Nominating and Corporate Governance Committee, which is comprised entirely of independent, non-employee directors, or by a majority of the disinterested members of the Board. Prior to approving any related person transaction, the members of the Board reviewing such transaction must (i) be satisfied that they received all material facts relating to the transaction, (ii) have considered all relevant facts and circumstances available to them, and (iii) have determined that the transaction is in (or not inconsistent with) the best interests of our stockholders. No director that is an interested party in a transaction may participate in the discussion or approval of such transaction. Other than as disclosed below, based on written representations from our executive officers and directors, there were no related person transactions during 2010.

Related Person Transactions

KKR & Co. L.P. renders management, consulting and financial services to PRIMEDIA. During 2010, we paid KKR approximately $400,000 for these services and $118,000 for excess D&O (directors and officers) and general liability insurance coverage. From time to time, KKR may receive customary investment banking fees for services rendered to us in connection with divestitures, acquisitions and certain other transactions. No such fees were paid in 2010.

Director Independence

The Board is comprised of a majority of independent directors within the meaning of applicable NYSE corporate governance listing standards. In addition, each member of the Audit Committee meets the heightened independence standards required for audit committee members under the NYSE’s listing standards. The Board has determined that each current director is independent under the NYSE’s listing standards, other than Mr. Nelson, who is our Chairman, and Mr. Stubbs, who is our Chief Executive Officer. The NYSE listing standards include objective tests that can disqualify a director from being treated as independent, as well as a subjective element, under which the Board must affirmatively determine that each independent director has no material relationship with PRIMEDIA or management. In making its independence determinations, the Board considered all relevant facts and circumstances, including material relationships with, and all transactions since the beginning of 2007 related to, PRIMEDIA and each director nominee, members of their immediate families or entities associated with them.

None of the non-employee directors was disqualified from “independent” status under the objective tests included in the NYSE listing standards. In making its subjective determination that each non-employee director is independent, the Board reviewed and discussed additional information provided by the directors and others with respect to each director’s business and personal activities as they may relate to PRIMEDIA and PRIMEDIA’s management. As the concern is independence from management, the ownership of a significant amount of stock is not considered, in and of itself, a bar to independence; but, rather, one factor to consider. The Board considered all relationships and transactions in the context of NYSE listing standards and guidance, including the additional standards established for members of audit committees. Based on all of the foregoing, the Board made a subjective determination as required by NYSE rules that no relationships exist that, in the opinion of the Board, would impair the non-employee director’s independence.

Item 14.	Principal Accountant Fees and Services

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to us by Deloitte & Touche for the years ended December 31, 2010 and 2009:

	Year Ended
	2010	2009
Audit Fees(1)	$804,000	$878,000
Audit-Related Fees(2)	53,000	87,000

Total Audit and Audit-Related	857,000	965,000
Tax Fees(3)	797,000	1,042,000
All Other Fees(4)	28,000	0

Total Fees	$1,682,000	$2,007,000

(1)	Includes fees for the audit of the annual consolidated financial statements, reviews of the condensed consolidated financial statements included in quarterly reports and services normally provided by the independent auditor in connection with regulatory filings. Also included are fees for professional services rendered for the audit of the effectiveness of internal controls over financial reporting.
(2)	Includes fees for consultation on financial accounting and reporting standards, acquisition- and divestiture-related services and the audits of employee benefit plans.
(3)	In 2010 and 2009, tax fees included compliance services of $568,000 and $869,000, respectively, and advisory and consulting services of $229,000 and $173,000, respectively.
(4)	Includes fees for assistance with project risk assessment and pre-implementation controls review related to upgraded general ledger system.

Policy on Approval of Independent Registered Public Accounting Firm Fees and Services

The services performed by Deloitte & Touche in 2010 were pre-approved by the Audit Committee in accordance with the pre-approval policy adopted by the Audit Committee. This policy describes the permitted audit, audit-related, non-audit related (tax) and non-permitted services (all other fees) that Deloitte & Touche may perform. The policy requires that, prior to the beginning of each year’s audit, a description of services to be performed by Deloitte & Touche must be presented to the Audit Committee for approval.

Any requests for audit, audit-related and non-audit related (tax) services must be submitted to the Audit Committee for specific pre-approval. Generally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee, or any member of the Committee in the absence of the Chairman, for limited amounts. In the event any of the audit-related services or non-audit related services are authorized by fewer than all members of the Audit Committee, our Chief Accounting Officer or the Chairman must notify any members of the Audit Committee who did not participate in such determination of the services and fees authorized.

On a quarterly basis, the Audit Committee reviews the status of services year-to-date against the original Service List and the forecast of remaining services for the year. In 2010, all services performed by Deloitte & Touche were pre-approved following the policies and procedures of the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K.

(a)(1) Financial Statements

Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008 — previously filed.

Consolidated Balance Sheet as of December 31, 2010 and 2009 — previously filed.

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008 — previously filed.

Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008 — previously filed.

Notes to Consolidated Financial Statements — previously filed.

(a)(2) Financial Statement Schedules

None required.

(a)(3) Exhibits

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger among PRIMEDIA Inc., Abracadabra Acquisition Corporation and About.com, Inc. dated as of October 29, 2000. (Filed as Annex D to the Joint Proxy Statement – Solicitation Prospectus to the Company’s Registration Statement on Form S-4 as filed with the Commission on January 18, 2001, Commission File No. 333-51432, and incorporated herein by this reference thereto).

2.2	Stock Purchase Agreement dated as of July 1, 2001, among Emap PLC, Emap America Partners, Emap Inc. and PRIMEDIA Inc. (Filed as Exhibit 2.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, as filed with the Commission on September 10, 2001, Commission File No. 333-67804, and incorporated herein by this reference thereto).

2.3	Stock Purchase Agreement among PRIMEDIA Companies Inc., PRIMEDIA Inc. and The New York Times Company, dated February 17, 2005. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated March 18, 2005, as filed with the Commission on March 24, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

2.4	Asset Purchase Agreement among PRIMEDIA Workplace Learning LP, PRIMEDIA Inc. and Bank Administration Institute, dated as of March 31, 2005. (Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, dated March 31, 2005, as filed with the Commission on April 6, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

2.5	Asset Purchase Agreement among PRIMEDIA Inc., PRIMEDIA Digital Video Holdings LLC, PRIMEDIA Workplace Learning LP, Trinity Learning Corporation and Trinity Workplace Learning Corporation, dated as of April 1, 2005. (Filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K, dated March 31, 2005, as filed with the Commission on April 6, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

2.6	Stock Purchase Agreement between PRIMEDIA Companies Inc. and PBI Media Holdings Inc., dated August 5, 2005. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated September 30, 2005, as filed with the Commission on October 6, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

2.7	Stock Purchase Agreement, dated as of November 15, 2005, between PRIMEDIA Inc., Automotive.com, Inc. and certain stockholders of Automotive.com, Inc. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 15, 2005, as filed with the Commission on November 21, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

Exhibit Number	Exhibit Description

2.8	Stock Purchase Agreement dated as of May 13, 2007, between PRIMEDIA Inc., Consumer Source Inc. and Source Interlink Companies, Inc. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 21, 2007, as filed with the Commission on May 21, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

3.1(a)	Certificate of Incorporation of K-III Communications Corporation. (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Commission File No. 33-96516, and incorporated herein by this reference thereto).

3.1(b)	Certificate of Amendment to Certificate of Incorporation of K-III (changing name from K-III Communications Corporation to PRIMEDIA Inc.). (Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Commission on March 20, 1998, Commission File No. 001-11106, and incorporated herein by this reference thereto).

2.1(c)	Certificate of Amendment to Certificate of Incorporation of PRIMEDIA Inc. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 14, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

3.1(d)	Certificate of Amendment to Certificate of Incorporation of PRIMEDIA Inc. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 9, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

3.1(e)(i)	Certificate of Designations of the Series D Preferred Stock. (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 as filed with the Commission on May 14, 1996, Commission File No. 333-03691, and incorporated herein by this reference thereto).

3.1(e)(ii)	Certificate of Designations of the Series F Preferred Stock. (Filed as Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 as filed with the Commission on December 16, 1997, Commission File No. 333-38451, and incorporated herein by this reference thereto).

3.1(e)(iii)	Certificate of Designations of the Series H Preferred Stock. (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 as filed with the Commission on May 6, 1998, Commission File No. 333-51891, and incorporated herein by this reference thereto).

3.1(e)(iv)	Certificate of Designations of the Series K Preferred Stock. (Filed as Exhibit 3.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

3.1(e)(v)	Certificate of Designations of the Series J Preferred Stock. (Filed as Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

3.2	Amended and Restated By-laws of K-III Communications Corporation. (Filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, Commission File No. 33-96516, and incorporated herein by this reference thereto).

4.1	Amended and Restated By-laws of K-III Communications Corporation. (Filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, Commission File No. 33-96516, and incorporated herein by this reference thereto).

4.2	8 1/2% Senior Note Indenture (including forms of note and guarantee). (Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.3	Form of Class D Subordinated Debenture Indenture (including form of debenture). (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 as filed with the Commission on May 14, 1996, Commission File No. 333-03691, and incorporated herein by this reference thereto).

4.4	Form of 9.20% Subordinated Exchange Debentures due 2009 Indenture, Class E and Class F (including form of debenture). (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 as filed with the Commission on October 22, 1997, Commission File No. 333-38451, and incorporated herein by this reference thereto).

4.5	Form of Class H Subordinated Debenture Indenture (including form of debenture). (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 as filed with the Commission on May 6, 1998, Commission File No. 333-51891, and incorporated herein by this reference thereto).

Exhibit Number	Exhibit Description

4.6	7 5/8% Senior Note due 2008 Indenture, Series A and Series B, dated as of February 17, 1998 (including form of note and form of guarantee). (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 as filed with the Commission on May 6, 1998, Commission File No. 333-51891, and incorporated herein by this reference thereto).

4.7(a)	8 7/8% Senior Note due 2011 Indenture, Series A and Series B, dated as of May 8, 2001 (including forms of note and guarantee). (Filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-4, as filed with the Commission on August 17, 2001, Commission File No. 333-67804, and incorporated herein by this reference thereto).

4.7(b)	Supplemental Indenture dated July 13, 2007, to the Indenture dated as of May 8, 2001 (as amended and supplemented to the date hereof, the “Indenture”), among PRIMEDIA Inc., the guarantors listed on the signature pages thereto and The Bank of New York, as trustee. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K/A, dated August 7, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.7(c)	Registration Rights Agreement dated as of May 8, 2001, by and among PRIMEDIA Inc., The Guarantors listed therein and Salomon Smith Barney Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC. (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-4, as filed with the Commission on August 17, 2001, Commission File No. 333-67804, and incorporated herein by this reference thereto).

4.8(a)	8% Senior Note due 2013 Indenture, Series A and Series B, dated as of May 15, 2003 (including form of note and form of guarantee). (Filed as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Commission on May 15, 2003, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.8(b)	Supplemental Indenture dated July 13, 2007, to the Indenture dated as of May 15, 2003 (as amended and supplemented to the date hereof, the “Indenture”), among PRIMEDIA Inc., the guarantors listed on the signature pages thereto and The Bank of New York, as trustee. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A, dated August 7, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.9(a)	Form of Senior Floating Rate Note due 2010. (Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

4.9(b)	Senior Floating Rate Note Indenture, Series A and Series B, dated as of May 14, 2004 (including form of note and form of guarantee). (Filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

4.9(c)	Supplemental Indenture dated July 13, 2007, to the Indenture dated as of May 14, 2004 (as amended and supplemented to the date hereof, the “Indenture”), among PRIMEDIA Inc., the guarantors listed on the signature pages thereto and The Bank of New York, as trustee. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K/A, dated August 7, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

4.9(d)	Registration Rights Agreement dated as of May 14, 2004, among PRIMEDIA Inc., certain of its subsidiaries and Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc., BNY Capital Markets, Inc. and Scotia Capital (USA) Inc., as representative of the initial purchasers. (Filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

4.10	Registration Rights Agreement dated as of May 14, 2004, among PRIMEDIA Inc., certain of its subsidiaries and Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc., BNY Capital Markets, Inc. and Scotia Capital (USA) Inc., as representative of the initial purchasers. (Filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-4, as filed with the Commission on November 1, 2004, Commission File No. 333-120138, and incorporated herein by this reference thereto).

4.11	Stockholders Agreement, dated November 15, 2005, by and among PRIMEDIA Inc., Automotive.com, Inc. and certain holders of common stock and options of Automotive.com, Inc. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated November 15, 2005, as filed with the Commission on November 21, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

Exhibit Number	Exhibit Description

4.12	Lockup Agreement, dated as of May 13, 2007, by and among Source Interlink Companies, Inc. and AEC Associates, LLC. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 21, 2007, as filed with the Commission on May 21, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.1(a)	Credit Agreement dated as of June 20, 2001, with The Chase Manhattan Bank, as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents (the “Chase Credit Agreement”). (Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.1(a)(i)	Forms of Pledge Agreement, Subsidiary Guaranty and Contribution Agreement (with respect to Exhibit 10.1(a)). (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.1(a)(ii)	Consent Dated as of April 8, 2005 under the Credit Agreement dated as of June 10, 2001, as amended, among PRIMEDIA Inc., the Lenders thereunder, Bank of America, N.A., as Syndication Agent, The Bank of New York and the Bank of Nova Scotia, as Co-Documentation Agents, and JP Morgan Chase Bank, N.A., as Administrative Agent. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Commission on August 9, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.1(b)	First Amendment to the Chase Credit Agreement, dated as of June 31, 2003, with JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 14, 2003, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.1(c)	First Amendment to the Chase Credit Agreement, dated as of June 31, 2003, with JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 14, 2003, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.2(a)	First Amendment to the Chase Credit Agreement, dated as of June 31, 2003, with JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 14, 2003, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.2(a)(i)	First Amendment to the Chase Credit Agreement, dated as of June 31, 2003, with JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as administrative agent, Bank of America N.A., as syndication agent, and The Bank of New York and The Bank of Nova Scotia, as co-documentation agents. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 14, 2003, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.2(a)(ii)	Consent Dated as of April 8, 2005 under the Credit Agreement dated as of May 14, 2004 among PRIMEDIA Inc., the Lenders thereunder, Bank of America, N.A., as Syndication Agent, Citicorp North America, Inc., as Co-Syndication Agent, and JP Morgan Chase Bank, N.A., as Administrative Agent. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Commission on August 9, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.3	Credit Agreement dated as of June 20, 2001 and amended and restated as of September 30, 2005, among PRIMEDIA Inc., the Lenders thereunder, Bank of America, N.A., as Syndication Agent, The Bank of New York, The Bank of Nova Scotia and Citibank, N.A., as Co-Documentation Agents, and JP Morgan Chase Bank, N.A. as Administrative Agent. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Commission on November 9, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.4(a)	Credit Agreement dated as of August 1, 2007, among PRIMEDIA Inc., Various Lending Institutions, The Bank of New York, as Syndication Agent, Lehman Brothers Inc., as Co-Documentation Agent, Citibank, N.A., as Co-Documentation Agent, Fifth Third Bank, as Co-Documentation Agent, and Credit Suisse, Cayman Islands Branch, as Administrative Agent. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A, dated August 3, 2007, as filed with the Commission on August 3, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

Exhibit Number	Exhibit Description

10.4(a)(i)	Credit Agreement dated as of August 1, 2007, among PRIMEDIA Inc., Various Lending Institutions, The Bank of New York, as Syndication Agent, Lehman Brothers Inc., as Co-Documentation Agent, Citibank, N.A., as Co-Documentation Agent, Fifth Third Bank, as Co-Documentation Agent, and Credit Suisse, Cayman Islands Branch, as Administrative Agent. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A, dated August 3, 2007, as filed with the Commission on August 3, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.4(a)(ii)	Contribution Agreement, dated as of August 1, 2007, among each of the Subsidiary Guarantors (as defined in the Exhibit 10.4(a) Credit Agreement) of PRIMEDIA Inc. and together with any other entity that becomes a party hereto pursuant to Section 11 hereof, the “Guarantors”). (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K/A, dated August 3, 2007, as filed with the Commission on August 3, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.4(b)	Amendment No. 1 dated as of June 30, 2009 to the Credit Agreement dated as of August 1, 2007, amended and restated, modified or supplemented from time to time among PRIMEDIA Inc., various lending institutions party thereto, The Bank of New York, as Syndication Agent, Lehman Brothers Inc., as Co-Documentation Agent, Citibank, N.A., as Co-Documentation Agent, Fifth Third Bank, as Co-Documentation Agent and Credit Suisse, Cayman Islands Branch, as Administrative Agent. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2009, as filed with the Commission on July 6, 2009, Commission File NO. 001-11106, and incorporated herein by this reference thereto).

†10.5(a)	Form of Amended and Restated K-III 1992 Stock Purchase and Option Plan. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-96516, and incorporated herein by this reference thereto).

†10.5(b)	Amendment No. 1 to the 1992 Stock Purchase and Option Plan Amended and Restated as of March 5, 1997. (Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 28, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.5(c)	Amendment No. 2 to the 1992 Stock Purchase and Option Plan, dated May 11, 2005. (Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.6(a)	Form of Common Stock Purchase Agreement between K-III and senior management. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

10.6(b)	Form of Common Stock Purchase Agreement between K-III and senior management. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

†10.6(c)	Form of Common Stock Purchase Agreement between K-III and various purchasers. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

10.6(d)	Form of Common Stock Purchase Agreement between K-III and various purchasers. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

†10.7(a)	Form of Non-Qualified Stock Option Agreement between K-III and various employees. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

†10.7(b)	Form of Non-Qualified Stock Option Agreement between K-III and various employees. (Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 33-46116, and incorporated herein by this reference thereto).

10.8(a)	Form of Securities Purchase Agreement between PRIMEDIA Inc. and KKR 1996 Fund L.P. (Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission on March 25, 1999, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.8(b)	Securities Purchase Agreement (Common) dated as of August 24, 2001, between PRIMEDIA Inc. and KKR 1996 Fund L.P. (Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.8(c)	Securities Purchase Agreement (Preferred) dated as of August 24, 2001, between PRIMEDIA Inc. and KKR 1996 Fund L.P. (Filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

Exhibit Number	Exhibit Description

10.9(a)	Asset Purchase Agreement dated as of December 6, 2006, by and among PRIMEDIA Specialty Group Inc., a Delaware corporation (“PSG”), PRIMEDIA Enthusiast Publications, Inc. (“PEP”), PRIMEDIA Special Interest Publications Inc., (“PSIP”), PRIMEDIA Inc. (“PRIMEDIA”; and, together with PSG, PEP and PSIP, the “Sellers,” and each individually, a “Seller”) and Intermedia Outdoor, Inc. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated February 6, 2007, as filed with the Commission on February 6, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.9(b)	Letter Agreement Amendment to Asset Purchase Agreement dated as of December 22, 2006, between PRIMEDIA Inc. (on behalf of the Sellers) and Intermedia Outdoor, Inc. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated February 6, 2007, as filed with the Commission on February 6, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.10	Form of Incentive and Performance Stock Option Agreement under the PRIMEDIA Inc. Stock Purchase and Options Plan. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 14, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.11	Stock Option Agreement dated as of July 26, 2002, between PRIMEDIA Inc. and Capstone Consulting LLC. (Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Commission on March 31, 2003, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.12	Executive Incentive Compensation Plan. (Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 001 11106, and incorporated herein by this reference thereto).

†10.13	1995 Restoration Plan. (Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 001 11106, and incorporated herein by this reference thereto).

†10.14	Termination of 1995 Restoration Plan. (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Commission on March 13, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.15	Form of Restricted Stock Award Agreement for Employees. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 13, 2008, as filed with the Commission on June 19, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.16	Form of Incentive Stock Option Agreement for Employees. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 13, 2008, as filed with the Commission on June 19, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.17	Form of Nonqualified Stock Option Agreement for Non-Employee Directors. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 13, 2008, as filed with the Commission on June 19, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.18(a)	Employment Agreement, dated as of October 14, 2003, between PRIMEDIA Inc. and Kelly Conlin. (Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 15, 2004, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.18(b)	Separation Agreement, dated as of December 30, 2005, between PRIMEDIA Inc. and Kelly Conlin. (Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.19(a)	Employment Agreement, dated as of October 27, 1999, between PRIMEDIA Inc. and Thomas S. Rogers and Amendment I dated as of October 27, 1999. (Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Commission on March 29, 2000, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.19(b)	Stock Option Agreement dated December 3, 1999 between PRIMEDIA Inc. and Thomas Rogers. (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

Exhibit Number	Exhibit Description

†10.19(c)	Separation and Release Agreement, dated as of March 8, 2004, between Thomas S. Rogers and PRIMEDIA Inc. (Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 15, 2004, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.20(a)	Letter Agreement dated February 25, 2000 between PRIMEDIA Inc. and David Ferm. (Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Commission on April 2, 2001, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.20(b)	Second Amendment, dated as of June 20, 2002, to Employment Agreement between PRIMEDIA Inc. and David Ferm. (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Commission on March 31, 2003, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.20(c)	Incentive and Performance Stock Option Agreement under the 1992 PRIMEDIA Inc. Stock Purchase and Option Plan, as amended, dated July 1, 2002 between PRIMEDIA Inc. and David Ferm. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Commission on November 14, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.20(d)	Separation and Release Agreement, dated as of December 31, 2003, by and between David Ferm and PRIMEDIA Inc. (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 15, 2004, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.21(a)	Agreement dated April 19, 2002, between PRIMEDIA Inc. and Charles McCurdy. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the Commission on May 15, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.21(b)	Option Extension Agreement dated April 7, 2001, between PRIMEDIA Inc. and Charles McCurdy. (Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.21(c)	Separation Agreement dated as of December 2, 2003, between Charles G. McCurdy and PRIMEDIA Inc. (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 15, 2004, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.22(a)	Letter Agreement dated April 2, 2001, between PRIMEDIA Inc. and Beverly Chell. (Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.22(b)	Option Extension Agreement dated April 7, 2001, between PRIMEDIA Inc. and Beverly Chell. (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Commission on April 1, 2002, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.22(c)	Consulting Agreement, dated July 1, 2006, between PRIMEDIA Inc. and Beverly Chell. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated May 31, 2006, as filed with the Commission on June 1, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.22(d)	Consulting Agreement, dated December 18, 2006, between PRIMEDIA Inc. and Beverly Chell. (Filed as Exhibit 99 to the Company’s Current Report on Form 8-K, dated December 19, 2006, as filed with the Commission on December 19, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.23(a)	Severance Agreement, dated April 1, 1998, between Robert Metz and Haas Publishing Companies, Inc. (Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 15, 2004, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.23(b)	Severance Agreement, dated March 10, 2005, between Robert Metz and Haas Publishing Companies, Inc. (Filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.23(c)	Separation and Release Agreement, dated May 27, 2008, between Robert Metz and PRIMEDIA Inc. (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, as filed with the Commission on August 8, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

Exhibit Number	Exhibit Description

†10.24	Severance Agreement, dated March 10, 2005, between David Crawford and Haas Publishing Companies, Inc. (Filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.25(a)	Severance Agreement, dated as of July 19, 1999, by and between PRIMEDIA Inc. and Robert Sforzo. (Filed as Exhibit 10.22(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.25(b)	Employment Agreement, dated as of November 1, 2005, by and between PRIMEDIA Inc. and Robert Sforzo. (Filed as Exhibit 10.22(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.25(c)	Letter Agreement, dated September 20, 2007, by and between PRIMEDIA Inc. and Robert Sforzo. (Filed as Exhibit 10.22(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.25(d)	Letter Agreement, dated January 4, 2008, by and between PRIMEDIA Inc. and Robert Sforzo. (Filed as Exhibit 10.22(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.26(a)	Employment Agreement, dated as of May 11, 2006, by and between PRIMEDIA Inc. and Carl Salas. (Filed as Exhibit 10.23(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.26(b)	Letter Agreement, dated September 20, 2007, by and between PRIMEDIA Inc. and Carl Salas. (Filed as Exhibit 10.23(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.26(c)	Letter Agreement, dated January 4, 2008, by and between PRIMEDIA Inc. and Carl Salas. (Filed as Exhibit 10.23(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.27(a)	Letter Agreement, dated March 22, 2004, between PRIMEDIA Magazines Inc. and Steven Parr. (Filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.27(b)	Employment Agreement, dated September 15, 2006, between PRIMEDIA Inc. and Steven Parr. (Filed as Exhibit 99 to the Company’s Current Report on Form 8-K, dated September 15, 2006, as filed with the Commission on September 15, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.27(c)	Letter Agreement, dated June 12, 2007 between PRIMEDIA Inc. and Steve Parr. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.28(a)	Letter Agreement, dated July 1, 2004, between PRIMEDIA Inc. and Steven Aster. (Filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.28(b)	Letter Agreement, dated January 11, 2007, between PRIMEDIA Inc. and Steven Aster. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the Commission on May 10, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.29(a)	Employment Agreement, dated May 30, 2006, between PRIMEDIA Inc. and Kevin Neary. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated May 31, 2006, as filed with the Commission on June 1, 2006, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.29(b)	Letter Agreement, dated June 12, 2007 between PRIMEDIA Inc. and Kevin Neary. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

Exhibit Number	Exhibit Description

†10.30	Letter Agreement, dated June 12, 2007 between PRIMEDIA Inc. and Dean Nelson. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the Commission on August 7, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.31(a)	Severance Agreement dated September 27, 2007 between Kim R. Payne and PRIMEDIA Inc. (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 9, 2007, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.31(b)	Amendment to Severance Agreement dated as of January 11, 2011, between PRIMEDIA Inc. and Kim R. Payne. (Previously filed).

†10.32(a)	Severance Agreement dated October 1, 2007 between Arlene Mayfield and PRIMEDIA Inc. (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.32(b)	Amendment to Severance Agreement dated as of January 11, 2011, between PRIMEDIA Inc. and Arlene Mayfield. (Previously filed).

†10.33(a)	Severance Agreement dated January 4, 2008 between Keith L. Belknap and PRIMEDIA Inc. (Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Commission on March 17, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.33(b)	Amendment to Severance Agreement dated as of January 11, 2011, between PRIMEDIA Inc. and Keith L. Belknap. (Previously filed).

†10.34	Employment Agreement, dated April 21, 2008, between PRIMEDIA Inc. and Charles Stubbs. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 21, 2008, as filed with the Commission on April 22, 2008, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.35	PRIMEDIA Inc. 2001 Stock Incentive Plan. (Filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 as filed with the Commission on February 28, 2001, Commission File No. 333-56300, and incorporated herein by this reference thereto).

†10.36	Haas Publishing Companies, Inc. 2005-2007 Long-Term Plan. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated April 12, 2005, as filed with the Commission on April 12, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.37	Auto and New Home Guide Launch Incentive Plan. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated April 12, 2005, as filed with the Commission on April 12, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

10.38	Contribution Agreement, dated as of November 15, 2005, by and between PRIMEDIA Inc., IntelliChoice, Inc., PRIMEDIA Specialty Group Inc., McMullen Argus Publishing Inc. and Automotive.com, Inc. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated November 15, 2005, as filed with the Commission on November 21, 2005, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.39	Retention Agreement, dated as of January 11, 2011, between PRIMEDIA Inc. and Charles Stubbs. (Filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Commission on March 7, 2011, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.40	Retention Agreement, dated as of January 11, 2011, between PRIMEDIA Inc. and Kim R. Payne. (Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Commission on March 7, 2011, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.41	Retention Agreement, dated as of January 11, 2011, between PRIMEDIA Inc. and Arlene Mayfield. (Filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Commission on March 7, 2011, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†10.42	Retention Agreement, dated as of January 11, 2011, between PRIMEDIA Inc. and Keith L. Belknap. (Filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Commission on March 7, 2011, Commission File No. 001-11106, and incorporated herein by this reference thereto).

Exhibit Number	Exhibit Description

21	Subsidiaries of PRIMEDIA. (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Commission on March 7, 2011, Commission File No. 001-11106, and incorporated herein by this reference thereto).

23	Consent of Independent Registered Public Accounting Firm. (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Commission on March 7, 2011, Commission File No. 001-11106, and incorporated herein by this reference thereto).

24*	Power of Attorney.

31.1*	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles J. Stubbs Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Commission on March 7, 2011, Commission File No. 001-11106, and incorporated herein by this reference thereto).

32.2	Certification by Kim R. Payne Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Commission on March 7, 2011, Commission File No. 001-11106, and incorporated herein by this reference thereto).

†	Represents a management contract or compensatory plan.
*	Filed herewith.

(b) Exhibits

Reference is made to Item 15(a)(3) above.

(c) Financial Statement Schedules

Reference is made to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMEDIA INC.

	By:	/s/ CHARLES J. STUBBS
Date: April 28, 2011		Charles J. Stubbs
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman and Director	April 28, 2011
(Dean B. Nelson)

/s/ CHARLES J. STUBBS	President, Chief Executive Officer and Director	April 28, 2011
(Charles J. Stubbs)

/s/ KIM R. PAYNE	Senior Vice President, Chief Financial Officer (Principal Finance Officer)	April 28, 2011
(Kim R. Payne)

/s/ J. MICHAEL BARBER	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	April 28, 2011
(J. Michael Barber)

*	Director	April 28, 2011
(David A. Bell)

*	Director	April 28, 2011
(Beverly C. Chell)

*	Director	April 28, 2011
(Daniel T. Ciporin)

*	Director	April 28, 2011
(Meyer Feldberg)

*	Director	April 28, 2011
(Perry Golkin)

*	Director	April 28, 2011
(H. John Greeniaus)

*	Director	April 28, 2011
(Kevin J. Smith)

*	Director	April 28, 2011
(Thomas C. Uger)

*By:	/s/ KEITH L. BELKNAP JR.
Keith L. Belknap Jr.
Attorney-in-Fact