Form 10-Q
period 2011-03-31
PRIMEDIA INC
filed 2011-05-02
CIK 884382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 27, 2011
Common Stock, par value $0.01 per share	44,567,928

PRIMEDIA Inc.

i

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (Unaudited)

	March 31,	December 31,
	2011	2010
	(Dollars in thousands, except per share data)

Assets
Current assets:
Cash and cash equivalents	$7,713	$7,563
Accounts receivable (net of allowance for doubtful accounts of $916 and $951, respectively)	20,460	23,645
Inventories	379	374
Prepaid expenses and other	8,346	7,388
Deferred tax asset, net	787	1,346

Total current assets	37,685	40,316

Property and equipment (net of accumulated depreciation and amortization of $38,031 and $35,939, respectively)	16,642	17,801
Intangible assets, net	14,857	15,574
Goodwill	129,305	129,305
Other non-current assets	9,529	9,736

Total assets	$208,018	$212,732

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$6,129	$9,118
Accrued expenses and other	25,080	27,978
Deferred revenue	298	407
Revolving credit facility	—	1,200
Current maturities of long-term debt and capital lease obligations	2,550	2,638

Total current liabilities	34,057	41,341

Long-term debt	204,652	205,283
Deferred tax liability - non-current, net	6,660	4,182
Other non-current liabilities	54,303	55,750

Total liabilities	299,672	306,556

Commitments and contingencies (Note 13)

Stockholders’ deficiency:
Common stock - par value $0.01; 350,000,000 shares authorized; 46,214,666 and 45,918,802 shares issued, respectively; 44,567,928 and 44,272,064 shares outstanding, respectively	462	459
Additional paid-in capital (including warrants of $31,690)	2,376,495	2,376,177
Accumulated deficit	(2,391,268)	(2,392,791)
Common stock in treasury, at cost (1,646,738 shares)	(76,304)	(76,304)
Accumulated other comprehensive loss, net	(1,039)	(1,365)

Total stockholders’ deficiency	(91,654)	(93,824)

Total liabilities and stockholders’ deficiency	$208,018	$212,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per share data)

Revenue, net:
Advertising	$48,415	$52,760
Distribution	5,630	6,550

Total revenue, net	54,045	59,310

Costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	2,205	4,760
Marketing and selling	18,723	18,478
Distribution and circulation	8,374	11,577
General and administrative expenses	7,809	9,428
Depreciation and amortization of property and equipment	3,144	3,110
Amortization of intangible assets	717	1,389
Provision for restructuring costs	947	2,961
Interest expense	2,414	2,921
Amortization of deferred financing costs	212	227
Other income, net	(335)	(335)

Total costs and expenses	44,210	54,516

Income from continuing operations before provision for income taxes	9,835	4,794
Provision for income taxes	(4,000)	(2,305)

Income from continuing operations	5,835	2,489

Discontinued operations, net of tax	(1,120)	(792)

Net income	$4,715	$1,697

Basic and diluted earnings (loss) per common share:
Continuing operations	$0.13	$0.06
Discontinued operations	(0.02)	(0.02)

Net income	$0.11	$0.04

Dividends declared per share of common stock outstanding	$0.07	$0.07

Weighted-average basic shares of common stock outstanding	44,353,872	44,147,667

Weighted-average diluted shares of common stock outstanding	44,777,389	44,267,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency (Unaudited)

Three Months Ended March 31, 2011

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Deficiency
	Shares	Par Value
	(Dollars in thousands, except per share data)
Balance at December 31, 2010	45,918,802	$459	$2,376,177	$(2,392,791)	$(76,304)	$(1,365)	$(93,824)
Comprehensive income:
Net income	—	—	—	4,715	—	—	4,715
Other comprehensive income
Unrealized gains on cash flow hedges, net	—	—	—	—	—	326	326

Total comprehensive income							5,041
Non-cash charges for stock-based compensation	—	—	504	—	—	—	504
Issuances of common stock, net of shares withheld for employee taxes and other	295,864	3	(323)	—	—	—	(320)
Excess tax benefits from stock-based compensation	—		137	—	—	—	137
Cash dividends declared on common stock ($0.07 per share)	—	—	—	(3,192)	—	—	(3,192)

Balance at March 31, 2011	46,214,666	$462	$2,376,495	$(2,391,268)	$(76,304)	$(1,039)	$(91,654)

Total comprehensive income for the three months ended March 31, 2010 was $1.4 million.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Operating activities:
Net income	$4,715	$1,697
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,073	4,726
Stock-based compensation	504	688
Deferred income taxes	2,973	2,158
Bad debt expense	345	366
Excess tax benefits from stock-based compensation	(137)	—
Decrease (increase) in:
Accounts receivable, net	2,840	(1,573)
Inventories	(5)	(81)
Prepaid expenses and other	(964)	(1,778)
(Decrease) increase in:
Accounts payable	(2,907)	(4,561)
Accrued expenses and other	(1,264)	(4,679)
Deferred revenue	(109)	612
Other non-current liabilities	(1,447)	(2,075)
Other, net	(1)	—

Net cash provided by (used in) operating activities	8,616	(4,500)

Investing activities:
Additions to property and equipment	(3,253)	(2,945)
Other, net	2	—

Net cash used in investing activities	(3,251)	(2,945)

Financing activities:
Payment of dividends on common stock	(3,187)	(3,091)
Borrowings under revolving credit facility	—	9,000
Repayments under revolving credit facility	(1,200)	—
Repayments of borrowings under credit agreements	(625)	(625)
Capital lease payments	(94)	(121)
Payments related to issuances of common stock, net of value of shares withheld for employee taxes	(246)	(59)
Excess tax benefits from stock-based compensation	137	—

Net cash (used in) provided by financing activities	(5,215)	5,104

Increase (decrease) in cash and cash equivalents	150	(2,341)
Cash and cash equivalents, beginning of period	7,563	9,472

Cash and cash equivalents, end of period	$7,713	$7,131

Supplemental information:
Cash paid for interest, including interest on capital leases and restructuring liabilities	$2,415	$2,284

Cash paid (refunded) for income taxes, net	$367	$(3)

Noncash investing and financing activities:
Accrued property and equipment acquisitions	$75	$892

Dividends accrued	$40	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMEDIA INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

PRIMEDIA Inc., together with its subsidiaries, is herein referred to as either “PRIMEDIA” or the “Company” unless the context implies otherwise. In the opinion of the Company’s management, the condensed consolidated financial statements present fairly the consolidated financial position of the Company as of March 31, 2011 and December 31, 2010, the results of consolidated operations of the Company for the three months ended March 31, 2011 and 2010, consolidated changes in stockholders’ deficiency of the Company for the three months ended March 31, 2011, and consolidated cash flows of the Company for the three months ended March 31, 2011 and 2010. The adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for a full year.

The Company’s banking arrangements allow it to fund outstanding checks drawn on zero-balance disbursement accounts when presented to the financial institution for payment, resulting in book overdrafts. Book overdrafts in the amount of $2.8 million, $3.7 million and $3.1 million are recorded in accounts payable in the condensed consolidated balance sheet as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively, and are reflected as an operating activity in the condensed consolidated statement of cash flows.

Liabilities related to deferred non-compete income reported in the prior year in deferred revenue have been reclassified to accrued expenses and other, and liabilities related to deferred non-compete income reported in deferred revenue (non-current) in the prior year have been reclassified to other non-current liabilities in order to conform to the current year presentation of the condensed consolidated statement of cash flows.

Recent Accounting Pronouncements

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued Accounting Standards Update No. (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, which provides new criteria for separating individual deliverables in multiple-deliverable arrangements into separate units of accounting. Under these new criteria, individual deliverables in multiple-deliverable arrangements are likely to be separated into separate units of accounting in more circumstances than under previous accounting principles generally accepted in the United States of America (“GAAP”). ASU 2009-13 also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is to be based on:

•	vendor-specific objective evidence, if available;

•	third-party evidence, if vendor-specific objective evidence is not available; or

•	estimated selling price, if neither vendor-specific objective evidence nor third-party evidence is available.

ASU 2009-13 clarifies that the allocation of revenue to each deliverable is to be based on entity-specific assumptions rather than assumptions of a marketplace participant. It also eliminates the residual method of revenue allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables that are determined to be separate units of accounting using the relative selling price method. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.

ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company adopted ASU 2009-13 effective January 1, 2011.

The Company’s multiple deliverable arrangements are composed of integrated marketing packages, which include subscription-based digital and print advertising delivered by the Company on behalf of its advertiser clients pursuant to contracts that are typically 12 or more months in duration. The terms of the contracts include monthly billing and permit early termination only under limited circumstances; they do not include performance guarantees or refund provisions. Under previous GAAP, the individual deliverables in these arrangements did not meet the criteria for separate units of accounting; however, under the new GAAP, the separability criteria are met, and digital and print advertising must be accounted for separately. The timing of the completion of the earnings process is different for digital and print advertising. The earnings process for digital advertising is completed as a customer’s advertisement is hosted over the contract period, while the earnings process for print advertising is completed when the directories are placed on display racks and made available to end consumers. Due to this difference, the recognition of the portion of the consideration allocated to the digital advertising deliverable effectively must be delayed for approximately one month.

The Company’s product offerings include a digital-only advertising package; however, the Company does not offer a print-only advertising package. The Company allocates the consideration received for its integrated media packages to the two deliverables, digital advertising and print advertising, on the basis of the relative selling price of each deliverable. The selling price of the digital advertising deliverable is determined based on vendor-specific objective evidence provided by the average selling price of the Company’s digital-only advertising package. The selling price of the print advertising deliverable is determined based on third-party evidence regarding the average selling price for print advertising in the Company’s markets.

The allocation of the consideration under multiple-deliverable revenue arrangements must be periodically updated, and changes in the allocation between the digital advertising deliverable and the print advertising deliverable may impact the timing of revenue recognition but will not change the total revenue recognized on the contract.

As a result of the adoption of the new GAAP, the Company does not expect a significant impact on the timing or amount of its billings or cash receipts associated with its multiple-deliverable arrangements; however, as a result of the adoption, the Company’s advertising revenue for the three months ended March 31, 2011 was approximately $0.4 million less than it would have been under previous GAAP. For all of 2011, the Company currently expects advertising revenue to be approximately $4.0 million to $5.0 million, less than it would have been under previous GAAP, including $0.5 million for the second quarter of 2011. The adoption did not have a significant impact on the condensed consolidated balance sheet because cash is generally not received until after the completion of the earnings process.

Note 2. Discontinued Operations

The Company has classified the results of divested entities as discontinued operations in accordance with GAAP.

The components of discontinued operations for the three months ended March 31, 2011 and 2010 included in the condensed consolidated statement of operations are as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Total revenue, net	$—	$—

Provision for litigation reserves and settlements	$(500)	$—
Professional fees	(228)	(138)
Adjustments to accrued operating lease liabilities	(899)	(166)
Insurance-related benefits (expenses)	5	(145)
Tax-related contingencies	125	(24)
Other	57	116

Loss from operations before benefit (provision) for income taxes	(1,440)	(357)

Benefit (provision) for income taxes	320	(435)

Discontinued operations, net of tax	$(1,120)	$(792)

The components of the benefit (provision) for income taxes included in discontinued operations are as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Benefit (provision) for tax expense on pre-tax income (loss), adjusted for permanent differences	$555	$(264)
Change in liability for uncertain tax positions	(240)	(170)
Changes in estimates included in prior year tax provision	5	(1)

Total benefit (expense) for income taxes	$320	$(435)

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

Held for Sale

As of March 31, 2011 and December 31, 2010 there were no assets and liabilities of businesses held for sale.

Cash Flows

For the purposes of the condensed consolidated statement of cash flows, the Company does not separately report cash flows arising from discontinued operations. For purposes of calculating cash provided by or used in operating activities, discontinued operations are included until sold or shut down; therefore, these discontinued operations do not contribute to operating activities for the full year in which the sale of an entity occurs.

Note 3. Intangible Assets

Intangible assets not subject to amortization had a carrying value of $6.3 million as of March 31, 2011 and December 31, 2010 and consisted of trademarks.

Intangible assets subject to amortization consist of the following:

	Weighted- Average Amortization Period (Years)	March 31, 2011			December 31, 2010
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(Dollars in thousands)
Advertiser lists	12	$92,953	$84,380	$8,573	$92,953	$83,679	$9,274
Other	6	4,342	4,336	6	5,742	5,720	22

		$97,295	$88,716	$8,579	$98,695	$89,399	$9,296

Amortization expense for intangible assets subject to amortization is as follows:

Three Months Ended March 31,
2011	2010
(Dollars in thousands)
$717	$1,389

During the fourth quarter of 2010, factors were identified indicating that the carrying value of one of the Company’s advertiser lists might not be recoverable. The Company determined that the expected undiscounted cash flows associated with this advertiser list were less than the carrying value and, as a result, recorded an impairment charge of approximately $1.0 million during the year ended December 31, 2010.

The Company also concluded that the asset had a shorter estimated life, which was changed effective January 1, 2011. As a result of the impairment charge recorded in 2010 and the shorter estimated life for the advertiser list, the Company’s amortization expense decreased by $0.1 million for the three months ended March 31, 2011 over what it would have been absent the impairment charge and change in estimate.

Note 4. Fair Value

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2011:

		Fair Value Measurements Using
Liability Description	Fair Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Derivative financial instrument liabilities	$1,683	$—	$1,683	$—

	$1,683	$—	$1,683	$—

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2010:

		Fair Value Measurements Using
Liability Description	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Derivative financial instrument liabilities	$2,210	$—	$2,210	$—

	$2,210	$—	$2,210	$—

The table below presents the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2010:

		Fair Value Measurements Using
Asset Description	Carrying Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(Dollars in thousands)
Advertiser list (1)	$664	$—	$—	$664	$1,000

	$664	$—	$—	$664	$1,000

(1)	One of the Company’s advertiser lists was measured at fair value as of December 31, 2010 because the Company identified factors indicating its carrying value might not be recoverable. The Company determined that the expected undiscounted cash flows associated with this asset were less than the carrying value and recorded an impairment charge of $1.0 million to reduce the asset to its fair value. Fair value was determined using the discount rate adjustment technique with a discount rate equal to current rates that would be offered to the Company for debt with a remaining maturity equal to the expected remaining life of the asset. Because it was not necessary to re-measure the advertiser list for fair value during 2011 and since the asset was recorded at its carrying value, net of accumulated amortization, no disclosure is necessary as of March 31, 2011.

The carrying values and fair values of the Company’s financial assets and liabilities are summarized as follows:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Borrowings under bank credit facilities	$207,147	$188,504	$207,772	$188,553
Derivative financial instruments	1,683	1,683	2,210	2,210

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

Note 5. Accrued Expenses and Other and Other Non-Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Payroll, commissions and related employee benefits	$7,393	$9,212
Restructuring liabilities	3,768	4,386
Tax-related liabilities	2,621	2,789
Obligations for accrued operating lease liabilities of divested entities	3,165	3,117
Deferred non-compete income	1,700	1,700
Interest payable	13	14
Derivative financial instrument liabilities	1,683	2,210
Accrued professional fees	520	696
Other	4,217	3,854

	$25,080	$27,978

Other non-current liabilities consisted of the following:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Tax-related liabilities	$27,536	$27,230
Obligations for accrued operating lease liabilities of divested entities	6,922	7,269
Restructuring liabilities	12,855	13,816
Deferred non-compete income	5,525	5,950
Other	1,465	1,485

	$54,303	$55,750

Note 6. Borrowings

Long-term debt consisted of the following:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Borrowings under bank credit facilities	$207,147	$207,772
Obligations under capital leases	55	149

	207,202	207,921

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Less: Current maturities of long-term debt	2,550	2,638

	$204,652	$205,283

Bank Credit Facilities

The bank credit facilities consisted of the following as of March 31, 2011:

	Revolving Facility	Term Loan B Facility	Total
	(Dollars in thousands)
Bank credit facilities	$88,000	$207,147	$295,147
Borrowings outstanding	—	(207,147)	(207,147)
Letters of credit outstanding	(2,068)	—	(2,068)

Unused bank commitments	$85,932	$—	$85,932

On June 30, 2009, the Company’s bank credit facility was amended (the “Amendment”). Among other things, the Amendment gives the Company the right, subject to the conditions set forth therein, to prepay or otherwise acquire with or for cash, on either a pro rata or non-pro rata basis, loans outstanding under the Term Loan B Facility and held by lenders who consent to such prepayment or acquisition, at a discount to the par value of such principal at any time and from time to time on and after June 30, 2009 and on or prior to June 30, 2011; provided that the aggregate amounts expended by the Company in connection with all such prepayments or acquisitions do not exceed $35.0 million. All such loans prepaid or acquired will be retired and extinguished and deemed paid effective upon such prepayment or acquisition. Through March 31, 2011, the Company has utilized $27.7 million pursuant to the Amendment to repurchase and retire $34.7 million in principal outstanding.

There are no scheduled commitment reductions under the Revolving Facility. The loans under the Term Loan B Facility are subject to scheduled repayment in quarterly installments of approximately $0.6 million each payable on March 31, June 30, September 30 and December 31 of each year through June 30, 2014, followed by a final repayment on the Term Loan B Maturity Date of $199.0 million, which reflects completed Term Loan B Facility repurchases through March 31, 2011.

Revolving Facility

Activity under the Company’s Revolving Facility is summarized as follows:

Date	Borrowings	Repayments
	(Dollars in thousands)
February 2010	$9,000	$—
May 2010	—	9,000
August 2010	2,000	2,000
September 2010	8,700	—
December 2010	—	7,500
January 2011	—	1,200

Covenant Compliance

Under the most restrictive covenants contained in the bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1. As of March 31, 2011, this leverage ratio was approximately 2.69 to 1.

Pursuant to the provisions of the Term Loan B Facility and as a result of having a leverage ratio below 2.75 to 1 at March 31, 2011, the applicable margin over the eurodollar borrowing rate will be 200 basis points for the second quarter of 2011.

At March 31, 2011, the Company was in compliance with all of its debt covenants.

Note 7. Income Taxes

Income tax expense for the three months ended March 31, 2011 was $4.0 million, compared to an income tax expense of $2.3 million for the same period in 2010, reflecting effective tax rates of 40.7% and 48.1%, respectively. The effective tax rates are computed based on consolidated income or loss before income taxes, and income tax expense is comprised of the following:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Provision for tax expense on pre-tax income, adjusted for permanent differences	$3,959	$2,140
Recorded reserves related to uncertain tax positions	67	85
Other miscellaneous adjustments	(26)	80

Provision for income taxes	$4,000	$2,305

As of March 31, 2011, the Company maintained a partial valuation allowance against its net deferred tax assets. The Company may release additional valuation allowance in future periods when it can conclude that a greater portion of the net deferred tax assets is more likely than not to be realized. To the extent the Company reports taxable income in future periods, it intends to use its net operating loss carryforwards (“NOLs”), to the extent allowable, to offset that taxable income and reduce cash outflows for income taxes. The Company’s ability to use its federal and state NOLs and federal and state tax credit carryforwards may be subject to restrictions attributable to equity transactions in the future resulting from changes in ownership as defined under the Internal Revenue Code.

The total amount of unrecognized tax benefits as of March 31, 2011 and December 31, 2010 was $79.4 million. Approximately $22.7 million of the Company’s unrecognized tax benefits would, if recognized, have an impact on the effective income tax rate, while approximately $56.7 million would not. As of March 31, 2011, the Company’s recorded liability for uncertain tax positions was $27.5 million, which includes $4.8 million of interest and penalties. The Company recorded charges for interest related to the unrecognized tax benefits of $0.3 million during the three months ended March 31, 2011.

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

Of the unrecorded tax benefits at March 31, 2011 of $79.4 million, the Company believes that it is reasonably possible that, due to the expiration of the statutes of limitations in certain state and local jurisdictions within the next 12 months, the Company may record a decrease of unrecognized tax benefits and accrued interest of approximately $1.5 million.

Note 8. Provision for Restructuring

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

As part of its distribution function, the Company has entered into contracts with various retail chains, including grocery, drug, convenience, and mass merchandise retailers for exclusive rights for distribution related to the Company’s and third-party free directories, which the Company refers to as RDAs. The Company has taken action to reduce its ongoing distribution costs arising from RDAs that are underperforming through:

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

2011 Plan

The Company’s 2011 restructuring plan included charges related to certain position eliminations, which are expected to be paid during 2011.

2010 Plans

The Company’s 2010 restructuring plans included charges arising from actions taken on underperforming RDAs, which continue through 2011; charges associated with vacating certain leased properties, which continue through 2015; and charges related to certain position eliminations, of which a majority were paid in 2010 with the remainder expected to be paid during 2011.

2009 Plan

The Company’s 2009 restructuring plan included charges arising from actions taken on underperforming RDAs, which continue through 2011; charges associated with vacating certain leased properties, which continue through 2015; and charges related to certain position eliminations, which were paid during 2009.

2008 Plan

The Company’s 2008 restructuring plan included charges related to the elimination of certain jobs, which were paid through 2009; charges associated with vacating certain leased properties, which continue through 2015; and charges related to the termination of certain other contracts, which were paid in 2008.

Total expected cost of each plan and costs incurred through March 31, 2011 are as follows:

	2011 Plan	2010 Plans	2009 Plan	2008 Plan
	(Dollars in thousands)
Total expected costs	$250-325	$10,900-11,900	$21,000-21,500	$7,800-8,000
Costs incurred through March 31, 2011	235	7,990	21,393	7,898

The 2008 and 2009 restructuring plans are substantially complete; however, further changes in the Company’s recorded liability and restructuring charge could result if it becomes necessary to change the Company’s assumptions about future sublease income, which is further discussed below.

Other Plans

In addition to the plans implemented in 2011, 2010, 2009 and 2008, the Company also has remaining liabilities associated with vacating certain leased properties under restructuring plans initiated in 2006 and prior, which are expected to be paid through 2015.

To reduce the lease-related costs under all of its restructuring plans, the Company has pursued subleases of its available properties. These leases have been recorded at their net present value amounts and are net of anticipated sublease income. Until such time as the underlying leases are terminated or expire, the Company expects to incur further expense on all of its vacated leased properties from imputed interest related to the rental payments and changes in the amounts and timing of estimated cash flows, primarily anticipated sublease income.

Primarily as a result of changes in timing and amount of anticipated sublease income, the Company recorded an increase in expense of $0.4 million during the three months ended March 31, 2011, which is included in the provision for restructuring costs in the condensed consolidated statement of operations.

Details of all restructuring plans that have been implemented and the related payments during the three months ended March 31, 2011 and 2010 are as follows:

	Liabilities as of December 31, 2010	Net Provision for the Three Months Ended March 31, 2011	Payments During the Three Months Ended March 31, 2011	Liabilities as of March 31, 2011
	(Dollars in thousands)
Employee-related termination costs	$357	$279	$(438)	$198
RDA contracts with no future benefit	565	—	(321)	244
Leases related to office closures and other contracts with no future benefit	17,280	668	(1,767)	16,181

Total	$18,202	$947	$(2,526)	$16,623

	Liabilities as of December 31, 2009	Net Provision for the Three Months Ended March 31, 2010	Payments During the Three Months Ended March 31, 2010	Liabilities as of March 31, 2010
	(Dollars in thousands)
Employee-related termination costs	$2	$487	$(295)	$194
RDA contracts with no future benefit	9,810	2,604	(10,127)	2,287
Leases related to office closures and other contracts with no future benefit	20,545	(130)	(825)	19,590

Total	$30,357	$2,961	$(11,247)	$22,071

(1)	Termination or modification of existing RDA contracts includes the write-off of $1.6 million of prepaid assets, most of which were paid during 2010 prior to the implementation of the 2010 plans.

The current and non-current portions of the recorded restructuring liabilities are as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Current (accrued expenses and other)	$3,768	$4,386
Non-current (other non-current liabilities)	12,855	13,816

Total	$16,623	$18,202

The following table details the restructuring liabilities by plan:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
2011 plan	$9	$—
2010 plans	457	733
2009 plan	573	763
2008 plan	958	1,114
2006 plan and prior plans	14,626	15,592

	$16,623	$18,202

Details about the Company’s recorded restructuring expense for the three months ended March 31, 2011 and 2010 by expense type and restructuring plan are as follows:

	2011 Plan	2010 Plans	2009 Plan	2008 Plan	2006 and Prior Plans	Total
	(Dollars in thousands)
Three Months Ended March 31, 2011
Employee-related termination costs	$235	$44	$—	$—	$—	$279
RDA contracts with no future benefit	—	—	—	—	—	—
Leases related to office closures and other contracts with no future benefit	—	297	(2)	(53)	426	668

Total	$235	$341	$(2)	$(53)	$426	$947

	2010 Plans	2009 Plan	2008 Plan	2006 and Prior Plans	Total
	(Dollars in thousands)
Three Months Ended March 31, 2010
Employee-related termination costs	$487	$—	$—	$—	$487
RDA contracts with no future benefit	3,223	(619)	—	—	2,604
Leases related to office closures and other contracts with no future benefit	65	(85)	(110)	—	(130)

Total	$3,775	$(704)	$(110)	$—	$2,961

The Company has included imputed interest associated with restructuring liabilities in interest expense in the condensed consolidated statement of operations as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Interest expense	$394	$598

Note 9. Stock-Based Compensation

Restricted Stock

Performance Share Plan

During 2010 and 2011, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved awards of performance-based restricted stock for 2010 and 2011, to be granted under the PRIMEDIA Inc. Stock Purchase and Option Plan, as amended (the “Stock Compensation Plan”), to certain employees of the Company. The extent to which an award vests is based on the Company’s level of performance during the year in which the grant is made. Under the terms of each grant, the restricted stock is forfeited if less than 90% of the applicable performance goal is achieved and fully vests if at least 100% of the applicable performance goal is achieved. If at least 90%, but less than 100%, of the applicable performance goal is achieved, a portion of the restricted stock vests pursuant to a predetermined formula. Restricted stock vests on the date of determination by the Compensation Committee of the extent to which the applicable performance goal is achieved, provided the grantee is employed by the Company at such time. At that time, restrictions on the vested portion of the award lapse, and the corresponding shares are distributed to the grantee. Awards granted in 2011 also vest if the grantee’s employment with the Company is terminated by the Company for any reason other than for cause.

The performance targets for the 2010 awards were set during the first quarter of 2010, at which time approximately 0.3 million shares were granted. The performance targets for 2010 were met, and $1.1 million of performance-based restricted stock was expensed for all of 2010. The performance targets for the 2011 awards were set during the first quarter of 2011, at which time approximately 0.3 million shares were granted. Performance-based restricted stock is expensed based on the probability of the Company achieving the applicable performance targets.

Service Plan

During 2010, the Compensation Committee approved awards that totaled approximately 0.5 million shares of service-based restricted stock, granted under the Stock Compensation Plan, to certain employees. The restricted stock will vest at 100% as long as the employee remains employed with the Company through specified vesting dates between 2010 and 2013, subject to earlier vesting under certain conditions.

During the first quarter of 2011, the Compensation Committee approved awards that totaled approximately 0.1 million shares of service-based restricted stock, granted under the Stock Compensation Plan, to the Company’s Chief Executive Officer (“CEO”). The restricted stock will vest at 100% so long as the CEO remains employed with the Company through 2014, subject to earlier vesting under certain conditions.

A summary of the Company’s restricted stock award activity, under both performance and service plans, during the three months ended March 31, 2011 is presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Outstanding at beginning of period	774,170	$3.30
Granted	422,225	4.58
Vested and distributed	(295,864)	3.59
Vested and surrendered (1)	(69,893)	3.70
Forfeited	—	—

Outstanding at end of period	830,638	3.81

(1)	Shares of common stock were surrendered to the Company by certain employees to satisfy the employees’ tax withholding obligations upon the vesting of the restricted stock.

All restricted stock granted to the Company’s CEO includes tandem dividend equivalent rights, and he will receive the dividends if he is employed with the Company on the dates the underlying shares vest.

The total fair value of shares vested during the three months ended March 31, 2011 and 2010 was $1.7 million and $0.3 million, respectively.

Stock-Based Compensation

Total recorded stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Restricted stock	$503	$514
Stock options	1	174

Total	$504	$688

Stock-based compensation is included within costs of goods sold, marketing and selling, distribution and circulation, and general and administrative expenses in the condensed consolidated statement of operations.

Note 10. Income (Loss) per Common Share

Income (loss) per common share for the three months ended March 31, 2011 and 2010 has been determined based on income (loss) applicable to common stockholders, divided by the weighted-average number of common shares outstanding for all periods presented.

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per share data)
Income from continuing operations	$5,835	$2,489
Discontinued operations, net of tax	(1,120)	(792)

Net income	$4,715	$1,697

Shares of common stock and common stock equivalents
Weighted-average shares used in basic computation	44,353,872	44,147,667
Dilutive effect of:
Restricted stock	420,426	117,961
Stock options	3,091	1,839

Weighted-average shares used in diluted computation	44,777,389	44,267,467

Basic and diluted earnings (loss) per common share:
Continuing operations	$0.13	$0.06
Discontinued operations	(0.02)	(0.02)

Net income	$0.11	$0.04

The following are securities that could potentially dilute basic income per share in the future:

	March 31,
	2011	2010
Warrants	1,645,000	1,645,000
Stock options	1,680,020	1,828,147
Shares of restricted stock	830,638	885,404

For the three months ended March 31, 2011 and 2010, the following potentially dilutive securities were not included in the weighted-average number of common shares outstanding used in the computation of diluted income per common share:

	Three Months Ended March 31,
	2011		2010
Warrants	1,645,000	(1)	1,645,000	(1)
Stock options	1,676,929	(1)	1,826,308	(1)
Shares of restricted stock	647,617	(2)	783,065	(2)

(1)	Excluded because the strike price was greater than the average market price of the Company’s common stock during the period, and the inclusion would be anti-dilutive or the calculation under the treasury stock method resulted in no additional diluted shares.
(2)	Excluded because either the performance goals related to the shares were not met at the end of the period or the calculation under the treasury stock method resulted in no additional diluted shares.

Note 11. Other Comprehensive Income (Loss)

Other comprehensive income (loss) (“OCI”) was represented by unrealized gains and losses on cash flow hedges as follows:

	Before- Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Three Months Ended March 31, 2011
Net unrealized gains on cash flow hedges	$527	$(201)	$326

Other comprehensive income, net of tax	$527	$(201)	$326

	Before- Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Three Months Ended March 31, 2010
Net unrealized losses on cash flow hedges	$(645)	$301	$(344)

Other comprehensive loss, net of tax	$(645)	$301	$(344)

Note 12. Derivative Financial Instruments

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

Cash Flow Hedges of Interest Rate Risk

The effective portion of changes in the fair value of derivative financial instruments that are designated in qualifying cash flow hedging relationships is recorded in accumulated other comprehensive income (“AOCI”) in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2011 and 2010, these derivative financial instruments were used to hedge the variability in cash flows arising from changes in the benchmark interest rate on the Company’s variable-rate debt, which is presently represented by the Term Loan B Facility. The ineffective portion of the change in fair value of the derivative financial instruments is recognized directly in earnings through interest expense. There were no off-market terms present in any of the Company’s interest rate swaps during the three months ended March 31, 2011 and 2010 and no hedge ineffectiveness.

Amounts reported in AOCI related to derivative financial instruments in designated hedging relationships will be reclassified to interest expense as interest payments are made on the Company’s Term Loan B Facility. During the twelve months ending March 31, 2012, the Company estimates that $1.7 million, excluding deferred taxes, will be reclassified from AOCI into earnings as an increase to interest expense.

The Company reports cash flows arising from derivative financial instruments in designated cash flow hedging relationships as operating activities in the condensed consolidated statement of cash flows.

The Company had the following outstanding derivative financial instruments that were designated as cash flow hedges of interest rate risk:

	Notional Amount at
Interest Rate Derivatives	March 31, 2011		December 31, 2010
	(Dollars in thousands)
Interest rate swaps	$200,000	(1)	$200,000

(1)	One interest rate swap with a notional amount of $50.0 million matures on September 30, 2011; and two interest rate swaps with an aggregate notional amount of $150.0 million mature on December 30, 2011.

Tabular Disclosure of Fair Values of Derivative Financial Instruments in the Condensed Consolidated Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010:

	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		March 31, 2011	December 31, 2010		March 31, 2011	December 31, 2010
	(Dollars in thousands)
Derivative financial instruments designated in hedging relationships
Interest rate swaps	Prepaid expenses and other	$—	$—	Accrued expenses and other	$1,683	$2,210
Interest rate swaps	Other non-current assets	—	—	Other non-current liabilities	—	—

Total derivative financial instruments designated in hedging relationships		$—	$—		$1,683	$2,210

Tabular Disclosure of the Effect of Derivative Financial Instruments in the Condensed Consolidated Statement of Operations

The following table presents the effect of the Company’s derivative financial instruments in the condensed consolidated statement of operations for the three months ended March 31, 2011 (dollars in thousands):

Derivative Financial Instruments in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative Financial Instruments (Effective Portion), Net of Tax	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative Financial Instruments (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$326	Interest expense	$644	Interest expense	$—

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

The termination value of derivative financial instruments in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.7 million and $2.2 million as of March 31, 2011 and December 31, 2010, respectively. The Company has not posted any collateral related to these agreements. If the Company breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $1.7 million and $2.2 million as of March 31, 2011 and December 31, 2010, respectively.

Note 13. Commitments and Contingencies

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

Patent Litigation

The Company was sued by Smarter Agent LLC on March 26, 2010, along with nine other defendants, in the United States District Court for the District of Delaware. The complaint asserts that Smarter Agent owns three U.S. patents – 6,385,541; 6,496,776; and 7,072,665—that have been infringed by the Company because of its distribution of applications that work on mobile devices and provide real estate-related information. The complaint seeks injunctive relief and unspecified damages. The Company believes that it is not infringing any valid claims of the patents and has provided prior art to Smarter Agent that was not considered by the United States Patent & Trademark Office. The Company formally responded to the complaint on September 13, 2010, denying infringing and alleging counterclaims for a declaratory judgment of patent invalidity and non-infringement. The Company also filed petitions in the United States Patent and Trademark Office to have the patents reexamined in light of the previously-unconsidered prior art. These petitions were granted, and the initial office actions have rejected all the claims of the patents. The parties have agreed to a stay of this case, and the Court has approved such stay, pending completion of all reexamination proceedings.

Other Matters

During the three months ended March 31, 2011, the Company and other parties reached a mediated settlement pertaining to certain copyright infringement claims against a divested entity. The amount of the settlement, $0.5 million, was included in discontinued operations in the condensed consolidated statement of operations and was paid during March 2011.

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

The Company also has other contingent tax-related liabilities arising from positions taken with the filing of certain tax returns. The Company has recorded reserves, included in accrued expenses and other in the condensed consolidated balance sheet, of $2.6 million and $2.7 million at March 31, 2011 and December 31, 2010, respectively, for all of its tax-related contingencies. During the three months ended March 31, 2011 and 2010, the Company recorded expense, included in other income, net in the condensed consolidated statement of operations, for changes in its estimated liability for tax-related contingencies attributable to continuing and discontinued operations as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Continuing operations	$3	$3
Discontinued operations	(125)	24

Total	$(122)	$27

Note 14. Subsequent Event

Cash Dividend Declared

On April 26, 2011, the Company’s Board of Directors declared a cash dividend of $0.07 per share of the Company’s common stock, payable on or about May 18, 2011, to stockholders of record on May 9, 2011.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

In this Form 10-Q, which we refer to as this “Report,” the words “PRIMEDIA,” “Company,” “we,” “us” and “our” mean PRIMEDIA Inc., including its subsidiaries, unless the context otherwise specifies or requires.

This document contains “forward-looking statements”—that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and often contain words such as “expects,” “estimates,” “anticipates,” “intends,” “plans,” “believes,” “seeks” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. For us, particular uncertainties which could adversely or positively affect our future results include, among others: the results and impact of the Company’s announcement that it is exploring strategic alternatives; general economic trends and conditions and, in particular, trends and conditions in the apartment and other rental property and new home sales sectors of the residential real estate industry; changes in technology and competition; implementation and results of our ongoing strategic initiatives; the demand by customers for our products and services; expenses or adverse results of litigation; changes in U.S. federal tax laws; and numerous other matters of national, regional and local market scale, including those of a political, economic, business, competitive and regulatory nature. In addition, the results and impact of our January 2011 announcement that we are exploring strategic alternatives, including the possible sale of the Company, could affect our actual future results and cause such results to differ from those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

The following discussion and analysis summarizes our financial condition and operating performance as of and for the three months ended March 31, 2011 and 2010 and should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto, included elsewhere in this Report.

Executive Summary

Our Business

We are a targeted media company that provides consumers with the information and tools they need to find a place to live. Our consumer directories are targeted primarily for the apartment and other rental property sectors of the residential real estate industry, as well as selected new home markets, and are provided free to consumers through a combination of online, mobile and print platforms. We derive advertising revenue by providing our advertiser clients—property management companies, private owner/landlords, new home builders and real estate professionals—with products and services that generate measurable results in the form of cost-effective, quality leads.

Our principal digital assets include ApartmentGuide.com, Rentals.com, RentalHouses.com, NewHomeGuide.com and AmericanHomeGuides.com. According to comScore Media Metrix, our Apartments/Rentals Network of Sites averaged 5.1 million monthly unique visitors and over 10.0 million monthly unique visits during the first quarter of 2011. The average monthly number of digital leads per community has grown by over 20% compared to the first quarter of 2010. Leads derived from our online and mobile services now represent more than 85% of the total leads we deliver to our advertiser clients.

We produce printed directories for 75 markets and distribute them through display rack programs, many of which are on an exclusive basis, primarily with national and regional retail chains, including grocery, drug, convenience and mass merchandise retailers. In the first quarter of 2011, we distributed printed directories to approximately 19,000 retail and other locations.

2011 First Quarter Summary Consolidated Results

Financial highlights for the first quarter include the following:

	Three Months Ended March 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2011	2010
	(Dollars in thousands, except per share data)

Total revenue, net	$54,045	$59,310	$(5,265)	(8.9)%
Provision for income taxes	(4,000)	(2,305)	(1,695)	(73.5)

Income from continuing operations	$5,835	$2,489	$3,346	134.4
Discontinued operations, net of tax	(1,120)	(792)	(328)	(41.4)

Net income	$4,715	$1,697	$3,018	177.8

Diluted earnings (loss) per common share:
Continuing operations	$0.13	$0.06	$0.07	116.7
Discontinued operations	(0.02)	(0.02)	—	—

Net income	$0.11	$0.04	$0.07	175.0

Total revenue decreased due to a $3.8 million decrease in Apartments advertising revenue, a $0.6 million decrease in New Homes advertising revenue and a $0.9 million decrease in distribution revenue. The change in income from continuing operations was primarily due to a $10.3 million net reduction in total costs and expenses, partially offset by lower revenue of $5.3 million and an increase in provision for income taxes of $1.7 million. Net income increased due to the factors above, partially offset by a $0.3 million decrease in discontinued operations, net of tax.

2011 Business Trends and Outlook

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

We are seeing improving conditions in most of our markets. Overall, however, pressure on clients’ advertising budgets continued during the first quarter as economic rents had not fully recovered to pre-recession levels. For the remainder of 2011, we intend to continue to grow our client count and market share in our largest business, Apartment Guide, and pursue enhancements to our product portfolio and market segment expansion. We also intend to grow our Rentals.com business by focusing on improving site engineering and performance, while increasing traffic, primarily through search engine optimization. Our visibility around 2011 revenue for Apartments is limited, given changing economic and market conditions, though we currently expect to see a 6.5% to 7.5% year-over-year decline in second quarter 2011 Apartments revenue, which includes the impact of delayed revenue recognition of approximately $1.1 million due to clients transitioning from integrated marketing packages (which include Internet, mobile and print offerings) to digital-only advertising packages, as well as the adoption of a new accounting standard, which is more fully discussed in Note 1, “Summary of Significant Accounting Policies,” to the condensed consolidated financial statements contained elsewhere in this Report. We also expect year-over-year declines in second quarter 2011 revenue of approximately $1.0 million for New Homes and $1.0 million for Distribution.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Consolidated Results

Revenue, Net

	Three Months Ended March 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
Revenue Component	2011	2010
	(Dollars in thousands)
Apartments	$45,363	$49,142	$(3,779)	(7.7)%
New Homes	3,052	3,618	(566)	(15.6)

Total advertising revenue	48,415	52,760	(4,345)	(8.2)
Distribution	5,630	6,550	(920)	(14.0)

Total revenue, net	$54,045	$59,310	$(5,265)	(8.9)

Apartments

Apartment Guide, ApartmentGuide.com, Rentals.com and RentalHouses.com, representing approximately 93.7% of advertising revenue during the three months ended March 31, 2011, experienced a decrease in revenue of 7.7% compared to the same period in 2010, primarily due to a 12.0% decrease in revenue per community served by Apartment Guide, which was partially offset by a 2.7% increase in apartment communities served. The number of communities served by Apartment Guide increased, in part, as a result of enhancements to our product portfolio, intended to provide more flexibility to our clients, based on specific markets and market segments, and market expansion.

Effective January 1, 2011, the Company adopted a new accounting standard, which is more fully discussed in Note 1 to the condensed consolidated financial statements contained elsewhere in this Report. For the three months ended March 31, 2011, the adoption of the new accounting standard had the effect of delaying the recognition of approximately $0.4 million in Apartments advertising revenue compared to the amount that would have been recognized under previous accounting principles generally accepted in the United States of America (“GAAP”).

Revenue per community served decreased, in part, as a result of pricing pressure caused by negative economic and industry conditions, including high unemployment rates and low levels of new multi-family construction, and adverse market conditions, including relatively higher occupancy levels and historically lower effective rent levels. Competitive conditions also pressured pricing, as our competitors continued to reduce advertising rates to retain clients. Effective rents are essentially average rent amounts after giving effect to free months of rent and other incentives. Our historical experience has been that as occupancy rates increase beyond 95%, apartment communities tend to reduce their advertising spend because they require fewer prospective tenants. As occupancy rates fall below 90%, apartment communities tend to cut back on all discretionary spending, including advertising. For these reasons, occupancy rates (both actual and expected) in excess of 95% or below 90% ordinarily result in a decrease in advertising spend. However, the effects of occupancy rates can be mitigated or exacerbated by effective rent levels.

Key occupancy-related data is as follows:

	Three Months Ended March 31,
	2011	2010
Range of occupancy rates in Apartment Guide markets	89%-97%	88%-100%

Average occupancy rate in Apartment Guide markets	94%	92%

Apartment Guide revenue derived from markets that had occupancy rates of 95% or higher	11%	2%

Apartment Guide revenue derived from markets that had occupancy rates below 90%	5%	15%

The majority of markets experienced occupancy levels between 90% and 96% during the first quarter of 2011 and between 89% and 96% during the first quarter of 2010.

The effects of occupancy rates are mitigated or exacerbated by effective rent levels. In the markets in which we print a directory, effective rents were up 5.3% for the first quarter of 2011 compared to the same period in 2010.

Rentals.com revenue increased by 10.2% during the first quarter of 2011 compared to the same period in 2010. The increase was primarily due to an increase in display and performance-based advertising revenue.

New Homes

New Home Guide, NewHomeGuide.com and AmericanHomeGuides.com, representing approximately 6.3% of advertising revenue during the three months ended March 31, 2011, decreased 15.6% compared to the same period in 2010. The decrease in revenue was primarily due to a 17.4% decrease in revenue per new home community served, slightly offset by a 2.2% increase in new home communities served. This decrease in revenue resulted from declines in standard and premium advertising spend by many new home builders, driven by continued weakness in the new home sales sector.

Effective January 1, 2011, the Company adopted a new accounting standard, which is more fully discussed in Note 1 to the condensed consolidated financial statements contained elsewhere in this Report. For the three months ended March 31, 2011, the adoption of the new accounting standard had the effect of delaying the recognition of less than $0.1 million in New Homes advertising revenue compared to the amount that would have been recognized under previous GAAP.

We believe pressure in this business will continue over the near term and remain challenging for the foreseeable future. As of March 31, 2011, we published New Home Guides in 19 markets. We may suspend New Home Guide print directories that are considered less effective, which could adversely impact our revenue. We continue to focus on online offerings across all markets.

Distribution

Distribution revenue decreased by 14.0% during the three months ended March 31, 2011 compared to the same period in 2010. We realized a 15.1% decrease in the number of pockets sold in our display racks during the period, slightly offset by a 1.2% increase in the average revenue per pocket, as well as a reduction in the number of retail locations serviced due to restructuring activities further discussed in Note 8, “Provision for Restructuring Costs,” to the condensed consolidated financial statements included elsewhere in this Report. Our distribution revenue reflects the impact of the reduction in retail locations serviced, and it continues to be adversely impacted by the loss of business from publishers within the resale home, automobile sales and employment classifieds sectors scaling back or ceasing operations or providing an Internet-only product.

Costs and Expenses

	Three Months Ended March 31,		$ Change (Favorable)/ Unfavorable	% Change (Favorable)/ Unfavorable
Costs and Expenses Component	2011	2010
	(Dollars in thousands)
Cost of goods sold (exclusive of depreciation and amortization of property and equipment)	$2,205	$4,760	$(2,555)	(53.7)%
Marketing and selling	18,723	18,478	245	1.3
Distribution and circulation	8,374	11,577	(3,203)	(27.7)
General and administrative expenses	7,809	9,428	(1,619)	(17.2)
Depreciation and amortization of property and equipment	3,144	3,110	34	1.1
Amortization of intangible assets	717	1,389	(672)	(48.4)
Provision for restructuring costs	947	2,961	(2,014)	(68.0)
Interest expense	2,414	2,921	(507)	(17.4)
Amortization of deferred financing costs	212	227	(15)	(6.6)
Other income, net	(335)	(335)	—	—

Total cost and expenses	$44,210	$54,516	$(10,306)	(18.9)

The decrease in cost of goods sold was due to the reformatting of our printed guides, including reductions in paper size, as well as scheduling and distribution optimization.

Our distribution and circulation costs decreased as a result of ongoing action with certain of our retail display allowance contracts, or RDAs, since the third quarter of 2008. As is more fully discussed in Note 8, “Provision for Restructuring Costs,” to the condensed consolidated financial statements, other of our RDAs are part of restructuring charges we incurred during 2010 related to actions we took to reduce our ongoing distribution costs.

The decline in general and administrative expenses was primarily due to a decrease of $0.4 million in employee-related costs, a decline of $0.4 million in legal fees and other professional fees, and a decrease of $0.3 million in facility and equipment costs.

The decrease in amortization of intangible assets was primarily as a result of certain intangible assets becoming fully amortized during the past 12 months.

As is more fully discussed in Note 8 to the condensed consolidated financial statements contained elsewhere in this Report, over the past several years, we have implemented a number of plans to streamline our expense structure, which have resulted in restructuring charges. The plans have included employee-related termination costs resulting from the elimination of certain positions; charges associated with vacating certain leased properties as a result of the co-location of operations within certain markets or leasing less space in a market due to a reduced number of employees; charges resulting from actions taken with respect to certain of our RDAs, which are intended to reduce our distribution costs; and charges to terminate other contracts.

Interest expense decreased primarily due to lower average debt levels, as during the second quarter of 2010 we repurchased and retired approximately $7.5 million in principal of our Term Loan B Facility, and during the third quarter of 2010 we repurchased and retired approximately $6.9 million in principal. The decrease is also attributable to a lower weighted-average effective interest rate during 2011.

Income Taxes

Our effective tax rate on income from continuing operations for the three months ended March 31, 2011 was 40.7%, compared to 48.1% for the three months ended March 31, 2010. The decrease in the effective rate was primarily due to a decrease in adjustments for changes to prior year estimates.

Primarily as a result of the ongoing amortization for tax purposes of certain indefinite-lived intangible assets, our net non-current deferred tax liability increased from approximately $4.2 million at December 31, 2010 to approximately $6.7 million at March 31, 2011.

Discontinued Operations

In accordance with generally accepted accounting principles, we have classified the results of our divested entities as discontinued operations in the condensed consolidated statement of operations for all periods presented.

The components of discontinued operations for the three months ended March 31, 2011 and 2010 included in the condensed consolidated statement of operations are as follows:

	Three Months Ended March 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable (Unfavorable)
	2011	2010
	(Dollars in thousands)
Total revenue, net	$—	$—	$—	—%

Provision for litigation reserves and settlements	$(500)	$—	$(500)	N/A
Professional fees	(228)	(138)	(90)	(65.2)
Adjustments to accrued operating lease liabilities	(899)	(166)	(733)	(441.6)
Insurance-related benefits (expenses)	5	(145)	150	103.4
Tax-related contingencies	125	(24)	149	620.8
Other	57	116	(59)	(50.9)

Loss from operations before benefit (provision) for income taxes	(1,440)	(357)	(1,083)	(303.4)

Benefit (provision) for income taxes	320	(435)	755	173.6

Discontinued operations, net of tax	$(1,120)	$(792)	$(328)	(41.4)

The components of the benefit (provision) for income taxes included in discontinued operations for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,		$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2011	2010
	(Dollars in thousands)
Benefit (provision) for tax expense on pre-tax income (loss), adjusted for permanent differences	$555	$(264)	$819	310.2%
Change in liability for uncertain tax positions	(240)	(170)	(70)	(41.2)
Changes in estimates included in prior year tax provision	5	(1)	6	600.0

Total benefit (expense) for income taxes	$320	$(435)	$755	173.6

The Company and other parties reached a mediated settlement pertaining to certain copyright infringement claims against a divested entity. The amount of the settlement was $0.5 million.

The change in adjustments to accrued operating lease liabilities is primarily the result of changes in the timing and amount of anticipated sublease income.

The change in tax benefit (expense) is primarily due to changes in pre-tax income and the reversal of certain deferred tax items at a rate different than the statutory rate.

Liquidity, Capital and Other Resources

Highlights of our liquidity position are as follows:

	As of and for the Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Cash and cash equivalents	$7,713	$7,131
Current assets	37,685	53,846
Current liabilities	34,057	56,008
Working capital (current assets less current liabilities)	3,628	(2,162)
Current debt (current maturities of long-term debt and revolving credit facility)	2,550	11,896
Long-term debt	204,652	221,630
Net debt (current debt and long-term debt less cash and cash equivalents)	199,489	226,395
Cash flows from operating activities	8,616	(4,500)
Cash flows from investing activities	(3,251)	(2,945)
Cash flows from financing activities	(5,215)	5,104
Additions to property and equipment	3,253	2,945
Capital lease payments	94	121
Free cash flow (net cash from operating activities adjusted for additions to property, equipment and other, net, exclusive of acquisitions, and capital lease payments)	5,269	(7,566)
Cash dividends paid	3,187	3,091
Repayments (borrowings) under credit agreements, net	1,825	(8,375)
Unused bank commitments	85,932	76,174
Leverage ratio (as defined in bank credit facility)	2.69	2.94

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

Outlook

For the remainder of 2011, our primary uses of cash are expected to represent expenditures related to:

•	the ongoing operations of our business;

•	capital expenditures of $9.0 million to $11.0 million;

•	required principal payments of our outstanding debt, including capital leases, of $1.9 million;

•	interest on our outstanding debt;

•	obligations arising from RDA restructuring activities of $0.2 million;

•	obligations arising from other restructuring activities, including real estate leases of $8.3 million;

•	obligations arising from real estate leases of divested entities of $4.2 million;

•	the payment of regular quarterly dividends to our stockholders;

•	the opportunistic repurchase of debt outstanding under our Term Loan B Facility, if any;

•	repayments of amounts outstanding under our Revolving Facility, if any; and

•	our evaluation of various strategic alternatives.

Working Capital

The increase in working capital as of March 31, 2011 compared to March 31, 2010 was primarily due to the result of our ongoing cost-cutting initiatives that have enabled us to reduce our accounts payable and various accrued expenses.

Net Debt

Since March 31, 2010, we decreased our net debt by $26.9 million, primarily by the scheduled repayments of $2.5 million in principal, the repurchase of approximately $14.4 million in principal under our Term Loan B Facility, net repayments of $9.0 million on the Revolving Facility, repayments of $0.4 million on our capital lease obligations, and an increase of $0.6 million in cash and cash equivalents.

Cash Flows from Operating Activities

Our cash flows from operating activities are summarized as follows:

	Three Months Ended March 31,		$ Change From 2010
	2011	2010
	(Dollars in thousands)
Net income	$4,715	$1,697	$3,018
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,073	4,726	(653)
Stock-based compensation	504	688	(184)
Deferred income taxes	2,973	2,158	815
Bad debt expense	345	366	(21)
Excess tax benefits from stock-based compensation	(137)	—	(137)
Decrease (increase) in:
Accounts receivable, net	2,840	(1,573)	4,413
Inventories	(5)	(81)	76
Prepaid expenses and other	(964)	(1,778)	814
(Decrease) increase in:
Accounts payable	(2,907)	(4,561)	1,654
Accrued expenses and other	(1,264)	(4,679)	3,415
Deferred revenue	(109)	612	(721)
Other non-current liabilities	(1,447)	(2,075)	628
Other, net	(1)	—	(1)

Net cash provided by (used in) operating activities	$8,616	$(4,500)	$13,116

The items having the most significant impact on the increase in cash flows from operating activities include an increase in net income and the timing of the collection of accounts receivable and payment of liabilities.

Cash Flows from Investing Activities

Our cash flows from investing activities are summarized as follows:

	Three Months Ended March 31,		$ Change From 2010
	2011	2010
	(Dollars in thousands)
Additions to property and equipment	$(3,253)	$(2,945)	$(308)
Other, net	2	—	2

Net cash used in investing activities	$(3,251)	$(2,945)	$(306)

The decrease in cash flows from investing activities during the three months ended March 31, 2011 from March 31, 2010 was due to an increase in cash paid for property and equipment during the three months ended March 31, 2011.

Cash Flows from Financing Activities

Our cash flows from financing activities are summarized as follows:

	Three Months Ended March 31,		$ Change From 2010
	2011	2010
	(Dollars in thousands)
Payment of dividends on common stock	$(3,187)	$(3,091)	$(96)
Borrowings under revolving credit facility	—	9,000	(9,000)
Repayments under revolving credit facility	(1,200)	—	(1,200)
Repayments of borrowings under credit agreements	(625)	(625)	—
Capital lease payments	(94)	(121)	27
Payments related to issuances of common stock, net of value of shares withheld for employee taxes	(246)	(59)	(187)
Excess tax benefits from stock-based compensation	137	—	137

Net cash (used in) provided by financing activities	$(5,215)	$5,104	$(10,319)

The decrease in cash flows from financing activities was primarily attributable to net payments under the Revolving Facility of $1.2 million during the three months ended March 31, 2011 as compared to net borrowings of $9.0 million during the three months ended March 31, 2010.

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

The following table presents our free cash flow:

	Three Months Ended March		$ Change From 2010
	2011	2010
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$8,616	$(4,500)	$13,116
Additions to property and equipment	(3,253)	(2,945)	(308)
Capital lease payments	(94)	(121)	27

Free cash flow	$5,269	$(7,566)	$12,835

Our free cash flow increased during the three months ended March 31, 2011, primarily due to an increase in net income, the timing of the collection of accounts receivable and payment of liabilities, slightly offset by increased payments for property and equipment.

Financing Arrangements

Bank Credit Facilities

Our bank credit facility provides for two loan facilities: (1) a revolving credit facility with aggregate commitments of $88.0 million, which matures on August 1, 2013, and (2) a Term Loan B credit facility (the “Term Loan B Facility”), which matures on August 1, 2014 (the “Term Loan B Maturity Date”).

Amounts borrowed under the Revolving Facility bear interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 0.625% to 1.00% or the eurodollar rate plus an applicable margin ranging from 1.625% to 2.00%. The interest rate on the Revolving Facility at March 31, 2011 was 1.99%. The Term Loan B Facility bears interest, at our option, at an annual rate of either the base rate plus an applicable margin ranging from 1.00% to 1.25% or the eurodollar rate plus an applicable margin ranging from 2.00% to 2.25%. Approximately $200.0 million of the outstanding balance of the Term Loan B Facility is based on the three-month eurodollar rate plus the applicable margin. The remaining $7.0 million outstanding balance is based on the one-month eurodollar rate plus the applicable margin. The weighted-average interest rate on the Term Loan B Facility at March 31, 2011 was 2.30%, which does not include the impact of interest rate swaps in designated hedging relationships. Pursuant to the provisions of the Term Loan B Facility and as a result of having a leverage ratio below 2.75 to 1 at March 31, 2011, the applicable margin over the eurodollar borrowing rate will be 200 basis points for the second quarter of 2011. As a result of this and our interest rate swaps, we expect the weighted-average cost of our Term Loan B Facility to be approximately 3.6% during the three months ended June 30, 2011.

There are no scheduled commitment reductions under the Revolving Facility. The loan under the Term Loan B Facility is subject to scheduled repayment in quarterly installments of $0.6 million payable on March 31, June 30, September 30 and December 31 of each year. The final quarterly installment is scheduled to be paid on June 30, 2014, followed by a final repayment of $199.0 million on the Term Loan B Maturity Date. We had derivative financial instruments with a notional amount equal to 96.5% of the unpaid principal balance of the Term Loan B Facility in a designated hedging relationship at March 31, 2011.

The bank credit facilities consisted of the following as of March 31, 2011:

	Revolving Facility	Term Loan B Facility	Total
	(Dollars in thousands)
Bank credit facilities	$88,000	$207,147	$295,147
Borrowings outstanding	—	(207,147)	(207,147)
Letters of credit outstanding	(2,068)	—	(2,068)

Unused bank commitments	$85,932	$—	$85,932

The weighted-average of our commitment fees under the bank credit facilities during the three months ended March 31, 2011 was 0.30%.

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

Revolving Facility Borrowings

Activity under our Revolving Facility is summarized as follows:

Date	Borrowings	Repayments
	(Dollars in thousands)
February 2010	$9,000	$—
May 2010	—	9,000
August 2010	2,000	2,000
September 2010	8,700	—
December 2010	—	7,500
January 2011	—	1,200

A change in the rating of our debt instruments by outside rating agencies does not negatively impact our ability to use our available lines of credit or the borrowing rate under our bank credit facilities. As of March 2010, our senior debt ratings from Moody’s and Standard and Poor’s were B1 and B, respectively.

Covenant Compliance

Under the most restrictive covenants contained in our bank credit facilities agreement, the maximum allowable total leverage ratio, as defined in the agreement, is 5.25 to 1 and was approximately 2.69 to 1 at March 31, 2011.

At March 31, 2011, we were in compliance with all of our debt covenants.

Interest Rate Swaps

As of March 31, 2011, we were party to three interest rates swaps with an aggregate notional amount of $200.0 million. All of the interest rate swaps were in designated hedging relationships to hedge the variability of future cash flows due to changes in the benchmark interest rate associated with our variable-rate debt. The following is a summary of our outstanding interest rate swaps at March 31, 2011 (dollars in thousands):

Maturity Date	Notional Amount
September 30, 2011	$50,000
December 30, 2011	150,000

Off Balance Sheet Arrangements

At March 31, 2011, we had approximately $2.1 million in outstanding letters of credit and less than $0.1 million in outstanding surety bonds, which are not included in our condensed consolidated balance sheet. The letters of credit are used to cover reimbursement obligations for our insurance carriers and certain of our real estate obligations, while the surety bonds are used to satisfy real estate broker license obligations in several states. The letters of credit generally expire within one year but have automatic renewal clauses, while the surety bonds must be renewed annually. There are no additional contingent liabilities associated with them as the underlying liabilities are already reflected in our consolidated balance sheet.

We have no variable interest entities or off balance sheet obligations other than as described above and as related to operating leases in the ordinary course of business.

Contingencies and Other

As is more fully discussed in Note 13, “Commitments and Contingencies,” under Part I, Item 1 of this Form 10-Q, we are involved in lawsuits and claims, both actual and potential, including some that we have asserted against others, in which substantial monetary damages are sought. These lawsuits and claims generally relate to contract, patent and other matters arising out of the conduct of our current and past business activities. Although the result of any future litigation of such lawsuits and claims is inherently unpredictable, management believes that, in the aggregate, the outcome of all such lawsuits and claims will not have a material effect on our long-term consolidated financial position or liquidity; however, any such outcome could be material to the results of operations or cash flows of any particular period in which costs, if any, are recognized or amounts in resolution, if any, are paid.

We announced on April 28, 2011 that our Board of Directors had authorized a regular quarterly cash dividend of $0.07 per share of common stock, payable on or about May 18, 2011, to stockholders of record on May 9, 2011. We expect to pay this dividend out of our existing cash balance.

Critical Accounting Policies and Estimates

Multiple-Deliverable Revenue Arrangements. We enter into contracts to sell our subscription-based advertising, and the majority of our agreements are for integrated marketing packages, containing both digital and print advertising, and which are typically 12 or more months in duration. We were required to adopt new accounting literature that provides new criteria for separating individual deliverables in multiple-deliverable arrangements into separate units of accounting. The new accounting literature is effective for multiple-deliverable revenue arrangements that are entered into or significantly modified on or after January 1, 2011. As a result, we must allocate the consideration under these arrangements to the two deliverables, the digital advertising and the print advertising, on the basis of their relative selling prices. We use a hierarchy to determine the selling price to be used for allocating revenue to deliverables:

•	vendor-specific objective evidence (“VSOE”), if available;

•	third-party evidence (“TPE”), if vendor-specific objective evidence is not available; or

•	estimated selling price, if neither vendor-specific objective evidence nor third-party evidence is available.

Our product offerings include a digital-only advertising package. As a result, the average selling price for this package provides us with VSOE for the digital advertising deliverable in our integrated marketing package. However we do not offer a print-only advertising package, and the selling price of the print advertising deliverable in our integrated marketing package is determined based on average third-party evidence of the selling price for print advertising in the Company’s markets. The timing of the completion of the earnings process is different for digital and print advertising. The earnings process for digital advertising is completed as a customer’s advertisement is hosted over the contract period, while the earnings process for print advertising is completed when the directories are placed on display racks and made available to end consumers. Due to this difference, the recognition of the portion of the consideration allocated to the digital advertising deliverable effectively must be delayed for approximately one month.

The selling price which is used for the allocation of the consideration under multiple-deliverable revenue arrangements must be periodically updated, and changes in the selling price can result in changes in the allocation between the digital advertising deliverable and the print advertising deliverable, which may impact the timing of revenue recognition but will not change the total revenue recognized on the contract.

There have been no other changes in our Critical Accounting Polices and Estimates since December 31, 2010.

Goodwill Impairment Testing

We perform our annual goodwill impairment test as of October 31. We must also test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.

Our most recent annual impairment test indicated the fair value of our reporting unit exceeded its carrying value. Although our business continues to be adversely impacted by the weakened national economy, our consideration of events and circumstances potentially affecting the fair value of our reporting unit indicated that it was not more likely than not that the fair value of the reporting unit has fallen below its carrying value. Accordingly, we have not performed an interim goodwill impairment test subsequent to our most recent annual impairment test.

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

Interest Rate Risk

We are exposed to the impact of changes in interest rates, primarily through our Term Loan B Facility, which is variable-rate debt that had an outstanding balance of $207.1 million as of March 31, 2011. As part of our management of interest rate risk, we have designated derivative financial instruments in hedging relationships against the variability in cash flows due to changes in the benchmark interest rate on our variable-rate debt. The table below shows the change in interest expense we estimate would occur over the next 12 months from 50 and 100 basis point increases and decreases in interest rates based upon our current Term Loan B Facility balance and derivative financial instrument positions as of March 31, 2011. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year.

Interest Rate Change (in Basis Points)	Change in Interest Expense
(Dollars in thousands)
+100	$687
+50	344
-50	(344)
-100	(687)

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes to the Company’s risk factors during the three months ended March 31, 2011.

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

PRIMEDIA Inc.
(Registrant)

Date: May 2, 2011	/S/ CHARLES J. STUBBS
(Charles J. Stubbs)
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2011	/S/ KIM R. PAYNE
(Kim R. Payne)
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)